Form 10-Q
period 2015-03-31
NL One Corp
filed 2015-06-15
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-198528

NL ONE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26-4033740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, Cranston, RI	02910
(Address of principal executive offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 3 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 15, 2015: 348,890,000 shares of common stock.

NL ONE CORPORATION

 INDEX

 PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NL ONE CORPORATION

CONDENSED BALANCE SHEETS

	As of March 31, 2015 (unaudited)	As of December 31, 2014
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable	$18,684	$18,684
Accrued Expenses	350	-
Total Liabilities	19,034	18,684

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 348,890,000 shares issued and outstanding as of March 31, 2015 and and December 31, 2014)	34,889	34,889
Additional paid-in capital	17,901	12,921
Accumulated Deficit	(71,824)	(66,494)

Total Stockholders’ Equity (Deficit)	(19,034)	(18,684)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

 nl one corporation

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015
Operating Expenses

Selling, General and Administrative	$-	$5,330

Total Expenses	$-	$5,330

Other Income/(Loss)	$-	$-

Net Income/(Loss)	$-	$(5,330)

Loss Per Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	34,880,000	348,890,000

See Accompanying Notes to Unaudited Financial Statements

-F2-

NL ONE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$-	$(5,330)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Accrued Expenses	-	350

Changes in current assets and liabilities:

Net cash provided by (used in) Operating Activities	-	(4,980)

NONCASH FINANCING AND INVESTING INFORMATION:

Contribution of Capital	-	4,980
Net change in Cash	-	-
Cash at beginning of period:	-	-
Cash at end of period:	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

-F3-

NL ONE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS AND Basis of presentation

Formerly known as Nevada Legacy Enterprises Corporation, NL One Corporation (the “Company”) was incorporated on October 17, 2007 in the State of Nevada. Our focus is to develop and market new and innovative electronic, fiber optic, and information technologies. We currently own the rights to two patent pending technologies for health care monitoring devices. However, while our current technologies focus on health care, we plan to expand these technologies into applications for other market segments, and we may also pursue new technologies in areas not related to the health care industry. Because the expansion of our technologies into other market segments will not occur for the foreseeable future, the following discussion of our business will focus on our current health care related technologies.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The Company’s fiscal year end is December 31.

The accompanying unaudited condensed financial statements of NL One Corporation (the “Company” ) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2014.

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

NOTE 2—GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. These conditions raise substantial doubt about the company’s ability to continue as a going concern. Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3—STOCKHOLDER EQUITY

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). We have 348,890,000 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

For the three months ended March 31, 2015 there were capital contributions of $4,980.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our cash balance is $0 as of March 31, 2015.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We may utilize funds from Jeffrey DeNunzio, our President and CEO as well as Thomas DeNunzio, our majority shareholder, who have informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration.  Jeffrey DeNunzio and Tom DeNunzio, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to Jeffrey or Tom DeNunzio.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of March 31, 2015 and December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period between our previous fiscal year end of December 31, 2014 through the date of this filing there have been no unregistered sales of securities.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NL One Corporation

(Registrant)

By: /s/ Jeffrey DeNunzio

Principal Executive Officer

Principal Financial Officer

Dated: June 15, 2015