Form 10-Q
period 2015-06-30
NL One Corp
filed 2015-08-13
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2015: 348,890,000 shares of common stock.

NL ONE CORPORATION

 INDEX

 PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

NL ONE CORPORATION

CONDENSED BALANCE SHEETS

	As of June 30, 2015 (unaudited)	As of December 31, 2014
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable	$18,684	$18,684
Accrued Expenses	1,750	-
Total Liabilities	20,434	18,684

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 348,890,000 shares issued and outstanding as of June 30, 2015 and and December 31, 2014)	34,889	34,889
Additional paid-in capital	21,501	12,921
Accumulated Deficit	(76,824)	(66,494)

Total Stockholders’ Equity (Deficit)	(20,434)	(18,684)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

NL ONE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2015	Six Months Ended June 30, 2014	Six Months Ended June 30, 2015
Total Operating Expenses
Selling, General & Administrative Expenses	$-	$5,000	$-	$10,330
Total Expenses	$-	$5,000	$-	$10,330
Other Income/(Loss)	$-	$-	$-	$-
Net Loss	$-	$(5,000)	$-	$(10,330)
Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	34,880,000	348,890,000	34,880,000	348,890,000

See Accompanying Notes to Unaudited Financial Statements

-F2 -

NL ONE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$-	$(10,330)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Accrued Expenses	-	1,750

Changes in current assets and liabilities:

Net cash provided by (used in) Operating Activities	-	(8,580)

NONCASH FINANCING AND INVESTING INFORMATION:

Contribution of Capital	-	8,580
Net change in Cash	-	-
Cash at beginning of period:	-	-
Cash at end of period:	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

-F3-

NL ONE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

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

For the six months ended June 30, 2015 there were capital contributions of $8,580.

-F4-

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our cash balance is $0 as of June 30, 2015.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We may utilize funds from Jeffrey DeNunzio, our President and CEO as well as Thomas DeNunzio, our majority shareholder, who have informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration.  Jeffrey DeNunzio and Tom DeNunzio, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to Jeffrey or Tom DeNunzio.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of June 30, 2015 and December 31, 2014.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NL One Corporation

(Registrant)

By: /s/ Jeffrey DeNunzio

Principal Executive Officer

Principal Financial Officer

Dated: August 13, 2015