Form 10-Q
period 2015-09-30
NL One Corp
filed 2015-11-13
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13 2015: 348,890,000 shares of common stock.

NL ONE CORPORATION

 INDEX

 PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1

Condensed Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014 (Audited)		F1

Condensed Statements of Operations for the Three and Nine Months ended September 30, 2015 and the Three and Nine Months ended September 30, 2014 (unaudited)		F2

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2015 and the Nine Months ended Sept 30, 2014 (unaudited)		F3

Notes to Unaudited Financial Statements		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	4

ITEM 1A	RISK FACTORS	4

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	4

ITEM 4	MINE SAFETY DISCLOSURES	5

ITEM 5	OTHER INFORMATION	5

ITEM 6	EXHIBITS	5

SIGNATURES		5

ITEM 1	FINANCIAL STATEMENTS

NL ONE CORPORATION

CONDENSED BALANCE SHEETS

	As of September 30, 2015 (unaudited)	As of December 31, 2014 (Audited)
ASSETS
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable	$18,684	$18,684
Accrued expenses	1,750	-
Total Liabilities	20,434	18,684

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 348,890,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	34,889	34,889
Additional paid-in capital	26,251	12,921
Accumulated deficit	(81,574)	(66,494)

Total Stockholders’ Equity (Deficit)	(20,434)	(18,684)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

NL ONE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2015

Total Operating Expenses
Selling, General & Administrative Expenses	$31,400	$3,250	$31,400	$15,080
Total Expenses	$31,400	$3,250	$31,400	$15,080
Other Income/(Loss)	-	-	-	-
Net Loss	$(31,400)	$(3,250)	$(31,400)	(15,080)
Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	34,888,000	348,890,000	34,888,000	348,890,000

See Accompanying Notes to Unaudited Financial Statements

-F2-

NL ONE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended Sept. 30, 2014	For the Nine Months Ended Sept. 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(31,400)	$(15,080)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Changes in current assets and liabilities:

Accrued Expenses	-	1,750
Net cash provided by (used in) Operating Activities	-	(13,330)

NONCASH FINANCING AND INVESTING INFORMATION:
Common stock	31,400
Contribution of Capital	-	13,330
Net cash provided by noncash financing and investing	31,400	13,330

Net change in Cash	-	-
Cash at beginning of period:	-	-
Cash at end of period:	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

-F3-

NL ONE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed financial statements of NL One Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2014.

The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

NOTE 2 - GOING CONCERN

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

NOTE 3 - STOCKHOLDER EQUITY

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). We have 348,890,000 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

For the nine months ended September 30, 2015 there were capital contributions of $13,330.

NOTE 4 - SUBSEQUENT EVENTS

On November 3, 2015, the Company received an SEC letter from the division of enforcement, Re: In the Matter of Sonant Communications Corp., and Certain Other Issuers with respect to our S-1 registration statement filed and any amendments thereto. The Company has no facts as to the nature of the investigation. The Company’s officer(s) and or director(s) may be required to provide testimony in the future.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our cash balance is $0 as of September 30, 2015.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We may utilize funds from Jeffrey DeNunzio, our President and CEO as well as Thomas DeNunzio, our majority shareholder, who have informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration.  Jeffrey DeNunzio and Tom DeNunzio, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to Jeffrey or Tom DeNunzio.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of September 30, 2015 and December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it as of the period ending September 30, 2015.

ITEM 1A RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period between our previous fiscal year-end of December 31, 2014 through the date of this filing there have been no unregistered sales of securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended September 30, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NL One Corporation

(Registrant)

By: /s/ Jeffrey DeNunzio

Principal Executive Officer

Principal Financial Officer

Dated: November 13, 2015