Form 10-K
period 2015-12-31
NL One Corp
filed 2016-03-14
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54994

NL One CorpORATION

(Exact name of registrant as specified in its charter)

Nevada	26-4033740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, Cranston, RI	02910
(Address of principal executive offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

  Issuer's telephone number: (401-641-0405)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	OTC Marketplace: NLLN

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2015 was approximately $1,488.00 based on the par value of $0.0001 per share of our common stock.

As of March 14, 2016, there were approximately 348,890,000 shares of common stock and no shares of preferred stock issued and outstanding.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan”, “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends”, “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, “NL One,” “the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to NL One Corp., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending December 31st. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

NL One CorpORATION

PART I

Item 1. Business.

NL One Corporation was incorporated in the State of Nevada, United States of America, on October 17, 2007 under the name Nevada Legacy Enterprises Corporation.

On July 22, 2009 we acquired from our former President and Director the rights to 2 inventions: a Non-Invasive Blood-Glucose Level Tester; and a Thermal Detection of Intravenous Infiltration in exchange for consideration in the amount of one dollar.

August of 2009, the Company completed an offering of 14,880,000 shares of its common stock, par value $.0001 per share, to friends and business associates of our former President, and Director, Diane Harder. Total consideration received from this offering was $1,860.

On February 12, 2010, we amended our Articles of Incorporation thereby changing our name to NL One Corporation.

On April 29, 2014 Ms. Diane L. Harder sold all of her shares, which totaled 20,008,000 to Mr. Thomas DeNunzio. Simultaneously, and in conjunction with the change in control of the registrant, Mr. Jeffrey DeNunzio was appointed as the Company’s new CEO, President and Director with Ms. Diane L. Harder stepping down from such positions.

On August 18, 2014 for services rendered in developing the Company’s business plan Jeffrey DeNunzio and Paul Moody were both issued restricted common shares in the amount of 1,000 shares each at a par value of .0001 per share.

On August 18, 2014 for services rendered in developing the Company’s business plan Thomas DeNunzio was issued restricted shares of common stock in the amount of 314,000,000 shares each at a par value of .0001 per share.

On March 20, 2015 we refiled our provisional patent applications with the USPTO. Prior to the pending expiration dates of our provisional patent applications, we plan to refile the applications with the intention of subsequently gaining a utility patent for each.

General

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

We plan on making patent acquisitions and entering into licensing and sublicensing agreements with vendors and manufacturers. Our strategy of acquiring patents that cover a wide range of subject matter may allow us to achieve diversity within our patent asset portfolio. We believe we can monetize our patents through actively managed concurrent licensing campaigns. We may enter into product development agreements or similar agreements for the development of patents.

Because our business is in an early growth stage, and we have very limited resources, we have not examined the effect of government or private reimbursement systems on our planned business, or the steps necessary to qualify our products for reimbursement.

Our Market

The healthcare industry faces many challenges in today's environment of governance and regulatory compliance, and this picture will become even more complex if a national healthcare system takes shape in the coming years. Today, in order to remain competitive, healthcare organizations must focus on cost-control, and protect against risks. These are the precise issues to which our current technologies are dedicated.

Home Healthcare Industry

Home healthcare care can be tailored to meet the individual’s needs, and provides an alternative to expensive stays in hospitals or skilled care facilities. Familiarity and patient comfort are the best arguments for home care even in cases where the household has not been ideally equipped.

Clients typically require services due to permanent disability, long-term health conditions, acute illness, or permanent illness. Advances in medical devices and technology have made home care a viable alternative to institutional care for the treatment of many conditions, and although hospitals remain the primary providers of medical services, Home Healthcare services have capitalized on the need to lower the overall cost of medical care.

Prevalent ongoing home healthcare services include treatment for diabetes, and delivery of nutrients and medications intravenously.

Based on the above mentioned factors, NL One Corporation has decided to focus initially on the care and monitoring of patients suffering from diabetes, and those requiring ongoing infusion therapy. To this end, we have filed U.S. patent applications for two relevant technologies, a Non Invasive Blood Glucose Tester, and a Thermal Detector of Intravenous Infiltration, as part of our core proprietary corporate assets.

Our Products

Non Invasive Blood Glucose Level Tester

Our blood glucose level tester technology is in the early growth stage, our technology has not been tested or proven, and we have not yet developed a working prototype. The anticipated product will continuously monitor a patient’s blood glucose levels using a non-invasive sensor, preferably taped to a patient’s arm.  The sensor uses a chemical switch that does not puncture the patient’s skin, and does not come in contact with the patient’s blood.

Monitoring the level of glucose in certain individuals is vitally important to their health. High or low levels of glucose may have detrimental effects. The monitoring of glucose is particularly important to individuals with diabetes, as they must determine when insulin is needed to reduce glucose levels in their bodies or when additional glucose is needed to raise the level of glucose in their bodies.

A conventional technique used by many diabetics for personally monitoring their blood glucose level includes the periodic drawing of blood, the application of that blood to a test strip, and the determination of the blood glucose level using calorimetric, electrochemical, or photometric detection. This technique does not permit continuous or automatic monitoring of glucose levels in the body, but typically must be performed manually on a periodic basis. Unfortunately, the consistency with which the level of glucose is checked varies widely among individuals. Many diabetics find the periodic testing inconvenient and they sometimes forget to test their glucose level or do not have time for a proper test. In addition, some individuals wish to avoid the pain associated with the test. These situations may result in dangerous hyperglycemic or hypoglycemic episodes.

Other devices have been developed for continuous or automatic monitoring of glucose in the blood stream. A number of these devices use electrochemical sensors, which are directly implanted into a blood vessel or in the subcutaneous tissue of a patient. However, these devices are typically large, bulky, and/or inflexible, and many cannot be used effectively outside of a controlled medical facility, such as a hospital or a doctor's office, unless the patient is restricted in his or her activities. Additionally, these devices require a sensor to be implanted in the patient.

The patient's comfort and the range of activities possible while the sensor is implanted are important considerations in designing extended-use sensors for continuous or automatic monitoring of glucose levels. There is a need for a small, comfortable device, not requiring surgical implantation, which can continuously monitor the level of glucose while still permitting the patient to engage in normal activities. Continuous and/or automatic monitoring of glucose can provide a warning to the patient when their glucose is at or near a threshold level so that the patient can take appropriate action in a timely manner.

NL One Corporation’s blood glucose level tester technology comprises a procedure and device for the continuous and/or automatic monitoring of the patient’s glucose levels using a sensor taped or otherwise removable attached to the patient. If we are successful in our development we hope to have the device use a sensor which will contain a bio-chemical switch known as a fullerene, which will (if we are successful in development) trigger an alarm when a patient becomes hyperglycemic or hypoglycemic. Fullerenes are large carbon molecules that may be able to act as a bio-chemical switch. Fullerenes are not consistently proven to or proven to act in any way as a bio-chemical switch but we hope through development to discover a way to make this possible so they can act as a consistent biochemical switch. Unlike traditional blood glucose level testing methods, the technology we are developing will be non-invasive, and will not require contact with the patient’s blood.  The technology instead senses minute changes in the patient’s body chemistry, which manifest themselves in minute changes in the chemical makeup of perspiration.  This change can be detected as a “scent” which is not perceivable to humans, and accompanies both hyperglycemia and hypoglycemia. The fullerene sensor will be designed to contact and react with chemicals carried in human perspiration.  The fullerene will be calibrated to switch “on” when an individual’s body chemistry change reaches a pre-determined threshold.  An on-board micro-processor will store data, and trigger a patient alert, such as an audible alarm device incorporated in the device housing.

While we do not have a physical prototype of either of our inventions we would not classify them as theoretical in the sense that they are unrealistic or unable to be materialized in actual working form. The science behind both of our inventions is quite logical, realistic and the challenge for our Company really lies in being able to efficiently and consistently create a device that is consistently accurate, able to utilize fullerene as a biochemical switch, comfortable to wear, unobtrusive to surrounding skin tissue, and easy to use for the user.

It is widely accepted knowledge among those familiar with diabetes, or in the medical field, that hyperglycemia is preceded by a vast increases in dryness of the skin, lack of perspiration, and other symptoms of dryness. Similarly, hypoglycemia is in many cases generally preceded by perspiration of the skin. Because of this, our desire to use perspiration levels to detect hyperglycemia and hypoglycemia do not seem implausible.

There are currently no products on the market, and we do not know of any devices that have been developed, which provide non-invasive continuous monitoring of blood glucose levels in a reliable, consistent manner.  Currently, the only known method to detect early signs of hyperglycemia or hypoglycemia through non invasive means is through the use of specialty-trained canines to detect the scent change which accompanies hyperglycemia and hypoglycemia.  However, these specialty-trained canines are expensive, and are not practical for constant monitoring, or monitoring during certain activities.  The fullerene switch based technology will be used to develop devices, which we expect to be small, and comfortable when used, thereby allowing a wide range of activities.

Thus far we have not developed or marketed a physical product for our own non-invasive glucose monitor however, it should be noted that other Companies such as Cygnus Inc. have made attempts to create a non invasive glucose monitor but have been unable to develop and market a reliable, consistent device that has become widely used today.

Utilizing electrical pulses Cygnus Inc. attempted to release a non-invasive glucose monitor into the market but proved unsuccessful in maintaining sales as their product became well known for inconsistent results and values given to the users of the monitors. The product that Cygnus Inc. released into the market was known as the “Glucowatch”. There is also speculation that Apple, Inc. may one day release a similar more advanced product into the marketplace relating to non-invasive glucose monitoring.

Our blood glucose level tester technology is in the very early development stage, and there is no proof as to whether this technology will function as anticipated.  To date the only step we have taken is to file a patent application to protect our intellectual property rights, and no steps have been taken to develop a product based on the technology.  While  we expect many components of the system, such as the microprocessor and sensor housing to be relatively straight forward to develop with existing technology, development has not begun, and development of the fullerene chemical switch is a significant hurdle, and will require substantial investments of both money and time to develop.

Thermal Detection of Intravenous Infiltration

Our technology for thermal detection of intravenous infiltration is in the early development stage, the technology has not been tested or proven, and we have not yet developed a working prototype.

Intra-venous infiltration, a major complication of IV therapy also known as extravasation, occurs when IV fluid penetrates the tissue surrounding an IV injection site.   Infiltration may develop in different ways – the steel needle or plastic cannula may pierce the wall of the vein, allowing fluid to flow into the interstitial space; a clot distal to the cannula may develop, causing narrowing of the vein wall, blocking blood flow, increasing backpressure, and infiltration at the needle insertion site; certain IV fluids may cause change in blood pH and constriction of veins with increasing pressure and subsequent infiltration; the IV cannula or the infused solution may cause an inflammatory reaction, increasing permeability of the vein and allowing fluid to leak into surrounding tissues; and the cannula may be dislodged from the vein.  The extent of tissue damage caused by infiltration depends on the drug, the dosage, the site of IV administration, and the exposure duration.  Severe infiltration injuries often require surgical treatment and even amputation.

There are several methods currently existing for detecting infiltration: visual and tactile examinations; monitoring IV line pressure; checking for blood return; and electromagnetic radiation detection.

Visual and tactile examinations of IV sites are the most widely used methods for detecting infiltrations.  The infiltrated site may appear swollen or puffy.  In this case erythema may also be present.  Infiltrations may also appear as a pale area where the infiltrate has pooled below the skin.  The skin may feel cooler than the surrounding area due to rapid entrance of the IV fluid into the tissue before it can be warmed to body temperature.  However, visual and tactile examination does little or nothing to prevent tissue damage; by the time infiltration is discoverable by these methods, damage has already occurred.

One commercial device, the Venoscope, uses transillumination to locate the patient’s peripheral venous network.  It employs two movable optical fibers to illuminate the skin.  The veins appear as dark areas beneath the skin.  Detection of veins is by visual inspections.  One must use the Venoscope in a dimly lit room in order to have sufficient contrast to locate the venous network.  The Venoscope has also been used to detect IV infiltration.  The procedure is more labor intensive than the normal tactile and visual inspection.  As with all visual inspection methods, infiltration can only be detected when a doctor or nurse is present, and by the time infiltration is discovered, tissue damage is likely to have occurred.  Furthermore, the determination of whether or not infiltration has occurred rests on the subjectivity of the person making the determination.

IV infiltration may also be detected through the monitoring of IV pressure.  One such method measures the in-line IV pressure and another measures the in-line IV pressure dissipation after a brief pressure increase.  However, perfusion, diffusion, and metabolic processes occurring in living tissue and intra- and inter-patient differences render the use of pressure monitoring for infiltration detection ineffective.

Another commonly used method of checking for infusion is to check for a blood return.  The presence of a blood return can be checked by removing the positive pressure to the infusion controller (either gravity or infusion pump).  Lack of a blood return indicates infiltration.  However, this method suffers from several shortcomings.  While the lack of a blood return indicates infiltration, the presence of a blood return cannot be construed as the absence of an infiltration.  Furthermore, as with the visual inspection method, by the time infiltration is discovered, tissue damage is likely to have occurred.

Another method of detecting infiltration is described by U.S. Pat. No. 4,877,034 to Atkins.  The Atkins invention teaches an IV monitoring system that allows detection of tissue infiltration by exposing tissue surrounding the site of intravenous injection to a plurality if wavelengths of electromagnetic radiation.  Changes in the relative levels of detected radiation at each wavelength as compared to a baseline reading indicate tissue infiltration.  Electromagnetic radiation sources of at least two difference wavelengths of radiation are used to direct electromagnetic radiation at the tissue surrounding the intravenous insertion sight.  The amount of radiation reflected, scattered and absorbed under particular conditions depends on the wavelength of the electromagnetic radiation and local tissue properties.  The intensity of detected radiation at the two wavelengths changes when infiltration occurs, and this change will be different for the different wavelengths.  In other words, infiltration affects the alteration of detected electromagnetic radiation at one wavelength more than the other, allowing the difference to be used to indicate infiltration.  While Atkins teaches a noninvasive method of detecting tissue infiltration, it is unnecessarily complex.

Our technology, once developed, will employ a plurality of thermo sensors mounted to a patient’s skin in an area surrounding and at least one centimeter away from an IV infusion site and the vein in which the IV is inserted.  As IV fluid enters the circulatory system, the area surrounding the IV infusion site decreases.  For any given temperature of IV fluid, the anticipated temperature drop is calculated for the tissue surrounding the IV site.  If the temperature drop in the tissue surrounding the IV infusion site drops below the pre-determined limit, IV infiltration is indicated, and an alarm sounds.

The thermo-sensor will be mounted to a patients skin with tape or other adhesive, and may be mounted in a carrier or housing taped to a patient’s skin.  Temperature readings from the sensors will be transmitted to a microprocessor through optical fibers where the temperature readings will be compared to a baseline reading taken before insertion of the IV.  When the temperature readings drop below a pre-determined threshold, the microprocessor will trigger an alarm to notify attending medical personnel of the possible infiltration.

Our thermal detection of intravenous infiltration technology is in the very early development stage, and there is no proof as to whether this technology will function as anticipated..  To date the only step we have taken is to file a patent application to protect our intellectual property rights, and no steps have been taken to develop a product based on the technology. While we believe that our method with regards to this technology is sound, product development has not begun, and development and testing are a significant hurdles which will require substantial investments of both money and time.

Product Development

Our technologies are in the early development stage. We intend to utilize third party development engineering firms to refine our technologies into viable products. The cost to utilize third party development engineering firms such as previously mentioned cannot be accurately forecasted as product development is extremely variable. Only when we hire a firm and they directly start creating our products will be able to better understand exactly how much it will cost. We do however, estimate this cost to be upwards of over $300,000 as there will be the need to create prototypes, carry out testing, and consistently make design modifications to the product until a final product is in place that may be viable for use in the marketplace. At this time the Company does not have the funds to move forward with the hiring of third party development engineering firms to carry out the previously mentioned tasks however, the Company hopes through acquiring future investors it will indeed have the funds.

It should be noted that at this time we intend to only work with third parties when we retain broad rights to commercially utilize the technological advancements made by the third parties. Development contracts will be structured to provide third party firms with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, or by providing for the payment of royalties to them based on sales of the developed product. However, there is no guarantee that we will be able to retain needed third party firms on favorable terms. The failure to retain needed developers may delay or prevent commercialization of our technologies.

Intellectual Property

We believe that our competitive position will depend in part upon our ability to obtain and enforce intellectual property rights protecting our technology. To protect our intellectual property rights, we intend to rely on a combination of patents, trademarks and trade secret laws, as well as confidentiality, consulting and employee agreements. As of March 14, 2016, we own two pending provisional U.S. patent applications, covering non-invasive blood glucose level tester, and thermal detection of IV infiltration. We intend to file for additional patents when appropriate to strengthen our intellectual property rights. We also intend to license and acquire intellectual property from third parties.

Our patent applications may not result in issued patents, and we cannot assure you that any patents that have or might be issued will protect our intellectual property rights or will be able to be successfully enforced. Even if valid and enforceable, our patents may not be sufficiently broad to prevent others from developing products that are similar to ours. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we take will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

The medical device industry has been characterized by frequent and extensive intellectual property litigation. It is possible that our competitors or other patent holders may assert that products we develop are covered by their patents. In addition, our competitors may infringe our issued patents, if any, on the basis that their devices or the methods employed in their procedures are covered by our patents. Enforcing our patent rights, however, will be expensive and time-consuming and could distract management and harm our business and such enforcement efforts might not be successful.

An adverse determination in litigation or interference proceedings to which we may become a party relating to intellectual property could subject us to significant liabilities to, or require us to seek licenses from, third parties. Furthermore, if we are found to willfully infringe third-party intellectual property rights, we could, in addition to other penalties, be required to pay treble damages. Although intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could have an adverse material effect on our business.

Competition

The healthcare and medical industry is quite extensive and we feel as though any other technology company in either field can be deemed as our competition.

We believe that our ability to compete effectively will depend on such factors as:

·	the ability to develop our technologies into viable products;

·	our reputation and development of relationships with hospitals and members of the home healthcare industry;

·	obtaining clinical evidence demonstrating the safety and effectiveness of devices based on our technologies;

·	the cost of developing our devices; and

·	our ability to develop our technologies prior to competing technologies entering the market;

·	obtaining the rights to new technologies;

·	diversifying into fields other than medical related technologies;

·	attracting and retaining skilled personnel;

·	obtaining patents or other intellectual property protection for our technologies; and

·	conducting clinical studies and obtaining and maintaining regulatory approvals.

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have significantly greater financial and human capital resources than we do and have established reputations and worldwide distribution channels, all of which we are lacking.  We compete against very large and well-known medical device manufacturers including Johnson & Johnson, Medtronic and other large medical device developers and manufacturers.  In addition, each of those companies, along with others, has the financial resources, distribution channels and engineering expertise to potentially develop and commercialize products that compete with our technologies.

Because of the size of the market opportunity for the treatment of diabetes and detection of IV infiltration, competitors and potential competitors have historically dedicated and will continue to dedicate significant resources to aggressively promote their products or develop new products. New product developments that could compete with us more effectively are likely because of the prevalence of diabetes and IV infiltration, and the extensive research efforts and technological progress that exist within the market. Furthermore, as products based on our technologies are not yet developed, competitors may develop successfully develop and market competing technologies before products based on our technologies can be developed.

Government Regulation

Products based on our current technologies will be medical devices, subject to extensive and rigorous regulation under the Federal Food, Drug and Cosmetic Act, or the FDCA, as implemented and enforced by the FDA, as well as the laws and regulations implemented and enforced by other federal, state and local regulatory bodies in the United States and comparable authorities in other countries. We may be required to file for and obtain either 510(k) clearance or a pre-market approval application for those products or indications. Pursuit of FDA approval may involve clinical trials, and can require large capital expenditures.  Even if we do raise sufficient funds to pursue FDA approval, there is no guarantee that the FDA will ultimately approve our products.

We may be required to submit a pre-market approval application to the  FDA for review that is supported by extensive data, including technical, preclinical, clinical trials, manufacturing, and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the products we intend to sell.  As the Company has limited resources, and is in a very early growth stage, we have not yet determined the scope of the FDA’s statutory and regulatory requirements for approval of the products we intend to sell.

Employees

We currently have no employees. Our President, CEO and Director Jeffrey DeNunzio and our Secretary Paul Moody provide services to us on an as-needed basis. When we commence full operations, we plan to hire full-time management and administrative support staff.

Item 1A. Risk Factors.

The following risk factors and other information included in this Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business

Our technologies are not fully developed

Our technologies are in the development stage, have not been tested, and have not been reduced into fully functioning prototypes. There is no guarantee that products based on our current technologies will be viable, or that we will be able to develop or acquire viable technologies.

We must obtain governmental approvals or clearances before we can sell  products based on our technologies

We intend to test and market our products in the United States and worldwide.  In order to market medical products in the United States we must first obtain US FDA approval. We currently have not begun the process of determining the scope of the US FDA’s statutory and regulatory requirements for approval of the products we intend to sell, and there is no guarantee that once we initiate the process of obtaining approval by the US FDA, that we will be able to obtain such approval.  We also have not begun the process of determining the scope of regulation or obtaining approval by governmental agencies in other countries in which we plan to market our products.  Failure to obtain such approvals will have a negative impact on our business plans.

We have not researched the availability of governmental and private reimbursement systems on our planned business

Governmental and private medical reimbursement systems play an important role in the health care field.  Failure of a product to qualify for reimbursement may limit the usage or desirability of such product. Because our business is in the very early growth stage and we have very limited resources, we have not examined the effect of government or private reimbursement systems on our planned business, or the steps necessary to qualify our planned products for reimbursement.  Failure to qualify our products for governmental and private reimbursement may have a material adverse effect on our business.

Impracticability of exhaustive investigation

Our limited financial resources may make it impracticable to conduct a complete and exhaustive investigation and analysis of technologies before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.

Lack of diversification

Our limited financial resources may prevent diversification of our technologies. The inability to diversify our activities into several unrelated areas may subject us to economic fluctuations within a particular business, industry or market segment, and therefore increase risks associated with our operations.

Detriments/Risks of Refiling a Provisional Patent Application.

Risk of Losing Our Patent Rights.  A refiled provisional patent application cannot claim priority to the first provisional patent application's filing date like a non-provisional can. Under the new first to file patent system implemented by the United States on March 16, 2013, losing our earlier filing date for the second provisional application could result in the loss of our patent rights if our provisional patent applications expire and a third party files before we refile our applications.

Delayed Patent Rights.  By filing a third provisional patent application instead of a non-provisional patent application, we are delaying examination of our patent application another year since a provisional patent application is not examined (the average pendency of a non- provisional patent application is approximately 30 months -by filing three consecutive provisional applications this pendency period is effectively increased to 66 months).

Due to the previous factors your investment in us may be adversely effected.

We cannot assure the safety or effectiveness of our products

To obtain and maintain required regulatory approvals and secure the confidence of physicians and others whose acceptance is needed for our medical products, we will need to demonstrate that our products are safe and effective. We cannot assure that our products will be deemed safe and effective. Our planned products have not been developed, used or tested, therefore, we cannot predict their safety and effectiveness.

Our patent applications and proprietary rights may not provide us with significant competitive advantage

Our success may depend heavily on our ability to obtain and retain patent protection for our product candidates, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We currently own two pending patent applications.  We may file additional patent applications in the US and in other countries. Claims in the pending patent applications may not issue as patents, and issued patents may not provide us with meaningful competitive advantages. In addition, challenges may be instituted against the validity or enforceability of any patent owned or licensed by us. Furthermore, others may independently develop similar or superior technologies, duplicate our technologies or design around the patented aspects of our technologies. Our inability to obtain and retain patent protection and to otherwise protect our intellectual property would be materially adverse to our business.

Even if we obtain patent protection, our proposed products may infringe on third party patents

Conducting an infringement analysis to determine if our proposed products will infringe on third party intellectual property rights  is expensive, and we have not had the funds to pursue such infringement analyses. As a result we do not know if any of our proposed products would infringe upon prior or future patents owned by others.  In the event that our products would infringe on third party intellectual property rights we may be forced to acquire licenses for technology potentially useful or necessary to our business. These licenses may not be available on terms acceptable to us, if at all. Moreover, patents issued to or licensed by us may be infringed by others. The cost of litigation involving patents, whether brought by or against us, can be substantial, and can result in adverse determinations to us, including declaration of our patents as invalid.  In the event that we are unable to secure necessary licenses from third parties, or in the event that we are forced to engage in patent litigation, we may be forced to abandon our business plan and cease operations.

Our proposed products may never achieve a satisfactory level of market acceptance

Our future growth and profitability will depend, in large part, on the acceptance of our proposed products. This acceptance will be substantially dependent on educating the marketplace as to the full capabilities, distinctive characteristics and perceived benefits of the proposed products.  There is no guaranty that the marketplace will accept our products, and the failure of the marketplace to accept our products would have a material adverse effect to our business and profitability.

We may not be able to compete successfully against our competitors

We are engaged in rapidly evolving and highly competitive fields. Competition from biotechnology companies, medical device manufacturers, electronics developers, and other competitors is intense. Academic institutions, hospitals, governmental agencies, and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. These and other competitors’ technological advances could render our products noncompetitive or obsolete. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than our Company. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products.

If we are unable to hire and retain qualified personnel, we may not be able to successfully implement our plan of operations

Our technologies are in the early development stage, and we intend to utilize third party development engineering firms to refine our technologies into viable products. Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We will compete for such personnel with other companies, academic institutions, government entities and other organizations. Furthermore, hiring and retaining qualified third party engineering firms and personell  is expensive, and we may not have the funds to do so. Loss of key personnel or the inability to hire or retain qualified personnel could hurt our ability to successfully implement our plan of operation, and may cause us to cease operations.

We may rely on consultants for certain strategic activities, which results in less control over such activities

We may rely upon consultants and advisors to assist in formulating research and development strategies, testing and manufacturing, and marketing-related issues. We have less control over the activities of our consultants than we do over our employees, which may reflect negatively in the time and effort devoted to such activities. Consultants and advisors may be employed outside of our Company and may have commitments or consulting or advisory contracts with other entities that could conflict with their service to our Company.

We may be exposed to large product liability claims

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing, and marketing of medical and other electronic and fiber optic products. The use of our proposed products in clinical trials may expose us to product liability claims and possible adverse publicity. These risks also exist with respect to our proposed products, if any, that receive regulatory approval for commercial sale. We do not have Product Liability Insurance coverage. Any product liability claim brought against us, with or without merit, could result in the increase in the inability to secure coverage in the future. A product liability or other judgment against our Company would have a material adverse effect upon our financial condition.

We depend on our senior management’s experience and knowledge and would be adversely affected by the loss of our senior manager

We are dependent on the continued efforts of our president. In addition, we do not maintain life or key-man insurance.  The failure of our president to continue to provide services to the Company would have a material adverse effect on our business.

Lack of funds limit our ability to begin actual research and development to further our provisional patents.

We cannot begin actual research and development of a prototype until we receive the necessary funds to accomplish this goal. We continue to search for additional investors and sources of funding. Until we receive such funds, any research and development will be limited notwithstanding that our CEO Jeffrey DeNunzio and our control shareholder Mr. DeNunzio have informally agreed to fund our operations. We cannot be assured that we will receive the necessary funds to develop our patents so therefore you may lose some of your entire investment.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability

Our success is dependent upon our ability to raise capital from outside sources. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth, and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations, the condition of the economy, and conditions in relevant financial markets in the United States and elsewhere in the world.

There is doubt about our ability to continue as a going concern

Our auditor’s report on April 7, 2015 expresses an opinion that considerable doubt exists as to whether we can continue as an ongoing business. Since our President, CEO, and director Jeffrey DeNunzio and our majority shareholder, Thomas DeNunzio may be reluctant or unable to loan or advance additional capital to the Company, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. As the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors.

Our President, CEO and Director Jeffrey DeNunzio, and our secretary Paul Moody work on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Jeffrey DeNunzio, the President and CEO of the Company, and Paul Moody, the Secretary of the Company. Mr. Moody and Mr. DeNunzio currently devote approximately 15 hours per week each to our operations.  Because of this, we may be unable to develop and manage our business.  If we lose Jeffrey DeNunzio or Paul Moody the Company may, consequently, be forced to terminate operations and go out of business.

Risks related to our common stock

The market price for our common stock may be volatile

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following: actual or anticipated fluctuations in our quarterly operating results, announcements of new products by us or our competitors, changes in financial estimates by securities analysts, announcements by our competitors of significant acquisitions, strategic  partnerships, joint ventures or capital commitments, additions or departures of key personnel, potential litigation, or conditions in the market. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Shareholders could experience substantial dilution

We may seek funding through the issuance of convertible notes and warrants, private placements, convertible debentures, and other issuances of our capital stock.  If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the Company.

We have no present intention to pay dividends

We have never paid dividends or made other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion  of our  common  stock  is  controlled  by a single shareholder.

As of the date of this report approximately 95.73% of our common stock is held by a single shareholder, and approximately 4.27% of our common stock is held by 35 shareholders. As a result, the 35 shareholders are not able to substantially influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations.

Our board of directors can change the voting power of our common shares without shareholder approval.

Article X of our Company’s Bylaws permits our board of directors to amend our bylaws. The board of directors can change the voting power of our Company’s common shares without shareholder approval. This may cause you to lose some or all of your investment due to the fact that shareholders’ voting power can be changed or altered. This also means that the Company may face difficulty in acquiring future investments. It may also impact the personal ownership of shares as the voting power can be changed or altered at any time if designated by the Company’s board of Directors.

Our Common Stock’s small public float and lack of liquidity could adversely affect investors.

The  ratios of ownership of our common stock reduce the public float and liquidity of our common stock.  Because less than 50% of our common stock is in the public float, investors have limited ability to affect corporate decisions.  Additionally, reduced liquidity can have a negative impact on the market price of our common stock and make it difficult or impossible for investors to sell their shares.

Our common stock is considered a "penny stock" and may be difficult to sell

Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing of monthly account statements.  For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of these additional sales practices could adversely affect your ability to dispose of our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of the date of this report we do not own any properties.

Item 3. Legal Proceedings.

On November 3, 2015, the Company received an SEC letter from the division of enforcement, Re: In the Matter of Sonant Communications Corp., and Certain Other Issuers with respect to our S-1 registration statement filed and any amendments thereto. The Company has no facts as to the nature of the investigation. The Company's officer(s) and or director(s) may be required to provide testimony in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently listed on the OTC Marketplace.

Stockholders of Our Common Shares

As of December 31, 2015, we had 348,890,000 shares of our common stock issued and outstanding.

Recent Sales of Unregistered Securities

On April 29, 2014 Ms. Diane L. Harder sold all of her shares, which totaled 20,008,000 to Mr. Thomas DeNunzio. Simultaneously, and in conjunction with the change in control of the registrant, Mr. Jeffrey DeNunzio was appointed as the Company’s new President and Director with Ms. Diane L. Harder stepping down from such positions and Mr. Paul Moody was appointed as Secretary.

On August 18, 2014 for services rendered in developing the Company’s business plan Jeffrey DeNunzio and Paul Moody were both issued restricted common shares in the amount of 1,000 shares each at a par value of .0001 per share.

On August 18, 2014 for services rendered in developing the Company’s business plan Thomas DeNunzio was issued restricted shares of common stock in the amount of 314,000,000 shares each at a par value of .0001 per share.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $0 as of December 31, 2015 and we have generated no revenue to date. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. We have been relying on funds provided to us by our control shareholder Thomas DeNunzio and our Chief Executive Officer Jeffrey DeNunzio. Neither of the aforementioned parties have any obligation to continue to provide the Company funds in any capacity. In the event that Jeffrey DeNunzio or Thomas DeNunzio is not willing to or able to advance or provide funds to the company, then we may be forced to suspend activities, cease operations altogether, and/or liquidate our assets as we will not have the necessary finances to carry on with our operations.

We have filed U.S. patent applications for two relevant technologies of which we currently own and have the rights to, a Non Invasive Blood Glucose Tester, and a Thermal Detector of Intravenous Infiltration.

Our technologies are in the early development stage. We intend to utilize third party development engineering firms to refine our technologies into viable products. The cost to utilize third party development engineering firms such as previously mentioned cannot be accurately forecasted as product development is extremely variable. Only when we hire a firm and they directly start creating our products will be able to better understand exactly how much it will cost. We do however, estimate this cost to be upwards of over $300,000 as there will be the need to create prototypes, carry out testing, and consistently make design modifications to the product until a final product is in place that may be viable for use in the marketplace. At this time the Company does not have the funds to move forward with the hiring of third party development engineering firms to carry out the previously mentioned tasks however, the Company hopes through acquiring future investors it will indeed have the funds.

As of the date of this report our Chief Executive Officer however, has conducted limited research to further research the ability to materialize our two provisional patent technologies into physical prototypes. In the opinion of our Chief Executive Officer, this research has not yet yielded any conclusive results or information as to whether or not it is indeed viable.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

NL One Corporation

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets as of December 31, 2015 and 2014	F3

Statements of Operations for the years ended December 31, 2015 and 2014.	F4

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2015 and 2014	F5

Statements of Cash Flows for the years ended December 31, 2015 and 2014.	F6

Notes to Financial Statements	F7-F9

 -F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

NL One Corporation

Cranston, Rhode Island

We have audited the accompanying balance sheets of NL One Corporation (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 14, 2016

-F2-

NL One Corporation
Balance Sheets

	As of December 31,	As of December 31,
	2015	2014

ASSETS
Total Assets	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$18,684	$18,684
Accrued Expenses	350	-

Total Liabilities	19,034	18,684

STOCKHOLDERS' DEFICIT:
Preferred stock ( $.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2015 and December 31, 2014)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 348,890,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014)	34,889	34,889

Additional Paid in Capital	26,980	12,921

Accumulated Deficit	(80,903)	(66,494)
Total Stockholders' Deficit	(19,034)	(18,684)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

-F3-

NL One Corporation
Statements of Operations

	For the Year	For the Year
	Ended December 31, 2015	Ended December 31, 2014

Operating Expenses
General and Administrative Expenses	$14,409	$34,850
Total operating expenses	14,409	34,850

Net loss	$(14,409)	$(34,850)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	348,890,000	151,025,726

The accompanying notes to the financial statements are an integral part of these financial statements

-F4-

NL One Corporation

Statements of changes in stockholders’ deficit

For the years ended December 31, 2015 and December 31, 2014

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances December 31, 2013	34,888,000	$3,489	$9,471	$(31,644)	$(18,684)

Issuance of 314,002,000 restricted shares of common stock for services	314,002,000	31,400	-	-	31,400

Shareholder contributions	-	-	3,450	-	3,450

Net loss	-	-	-	(34,850)	(34,850)

Balances, December 31, 2014	348,890,000	$34,889	$12,921	$(66,494)	$(18,684)

Shareholder contributions	-	-	14,059	-	14,059

Net loss	-	-	-	(14,409)	(14,409)

Balances, December 31, 2015	348,890,000	$34,889	$26,980	$(80,903)	$(19,034)

The accompanying notes to the financial statements are an integral part of these financial statements

-F5-

NL One Corporation
Statements of Cash Flows

	For the year Ended December 31, 2015	For the year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,409)	$(34,850)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	-	31,400
Capital Contribution	14,059	3,450

Changes in current assets and liabilities:
Accrued expenses	350	-

Net cash used in operating activities	-	-

Net Change in Cash	$-	$-

Cash at beginning of period:	$-	$-
Cash at end of period:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

-F6-

NL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company elected December 31st as its fiscal year ending date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3) regarding the assumption that the Company is a “going concern”.

USE OF ESTIMATES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

CASH AND CASH EQUIVALENTS.

For the purpose of the financial statements cash equivalents include all highly liquid investments with original maturity of three months or less. Cash and cash equivalents were $0 as of December 31, 2015 and 2014.

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were neither commitments nor contingencies as of December 31, 2015 and December 31, 2014.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2015 and December 31, 2014.

FINANCIAL INSTRUMENTS.

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

-F7-

INCOME TAXES.

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2015 and 2014.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the fiscal year ended December 31, 2015, expenses of $14,059 were paid by the principle shareholder and are considered to be contributions to capital. During the fiscal year ended December 31, 2014, the principle shareholder contributed $3,450 to capital.

SHARE-BASED COMPENSATION.

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based compensation for the twelve months ended December 31, 2015 and 2014 was $0 and $31,400, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In August 2014, FASB issued (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required; at this time we are not early adopting. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

-F8-

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). We early adopted this pronouncement in July 2014. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. These conditions raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Section 382 of the Internal Revenue Code generally requires us to limit the amount of its income in future years that can be offset by historic losses, i.e. net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As of December 31, 2015, the Company has incurred net carryfoward losses of $(49,503) resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2027. The loss results in a deferred tax asset of approximately $16,831 at the effective statutory rate of 34%. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,

	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$16,831	$11,932
Valuation allowance	(16,831)	(11,932)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

NOTE 5 - STOCKHOLDERS’ EQUITY

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). We have 348,890,000 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

For the years ended December 31, 2015 and 2014 there were capital contributions of $14,059 and $3,450 respectively.

A controlling amount of common stock of the Company was acquired by Thomas DeNunzio. On April 29, 2014 Mr. DeNunzio purchased a controlling amount of common stock of the company, 20,008,000 from Ms. Diane Harder, the Company’s former sole officer and director, in return for consideration in the amount of $10,000 cash. Simultaneously, Mr. Jeffrey DeNunzio was appointed President and CEO of the Company. Paul Moody was appointed Secretary of the Company.

On August 18, 2014 the Company filed with the state of Nevada, effective immediately, an amendment to the certificate of incorporation to amend the authorized shares of the Company to 500,000,000 (five hundred million).

On August 18, 2014 for services rendered in developing the Company’s business plan Jeffrey DeNunzio and Paul Moody were both issued restricted common shares in the amount of 1,000 shares each at a par value of .0001 per share.

On August 18, 2014 for services rendered in developing the Company’s business plan Thomas DeNunzio was issued restricted shares of common stock in the amount of 314,000,000 shares each at a par value of .0001 per share.

Note 6 - Contingencies and CommitmentS

On November 3, 2015, the Company received an SEC letter from the division of enforcement, Re: In the Matter of Sonant Communications Corp., and Certain Other Issuers with respect to our S-1 registration statement filed and any amendments thereto. The Company has no facts as to the nature of the investigation. The Company's officer(s) and or director(s) may be required to provide testimony in the future.

-F9-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.   Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the   Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending December 31, 2015,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

Name	Age	Position
Jeffrey DeNunzio	25	President, CEO, Director
Paul Moody	26	Secretary

Any and all officers will serve as officers until our next annual shareholder meeting or until a successor is elected who accepts his/her respective position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement.  There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

Jeffrey DeNunzio, President, CEO and Director

Jeffrey DeNunzio, age 24, has acted as CEO, Treasurer and Director for the Company since it changed ownership April 29, 2014. Mr. DeNunzio attended Roger Williams University beginning in 2008 and graduated Cum Laude in 2012, with a double major in Legal Studies and Psychology. Prior to this time there is no material information relevant to the evaluation of the ability of the director. From March 2009 to present he has acted as a research specialist with Z Holdings Group, Inc. fka LMIC, Inc. , a Delaware growth stage corporation, and resurrected the defunct corporate charter of the company, bringing LMIC back into good standing with the Delaware Secretary of State. Mr. DeNunzio’s research was with the purpose of finding potential target acquisitions on behalf of the Company and researching out the requirements to stay SEC Reporting. Additionally, he has consulted in the origination of Big Time Acquisition, Inc., an SEC Delaware reporting Form 10 blank check Company and assisted in preparation of SEC filings. For both LMIC and Big Time Acquisition Inc., which is mentioned in the following, he did so working as a consultant alongside his father, Mr. Thomas DeNunzio. In 2012 he also originated Form 10 blank check shell Company, Gold Bullion Acquisition Inc. which he resigned from as President and Director this January of 2013. Additionally, in 2013 he originated Form 10 blank check shell Company, Gold Eagle Acquisition, Inc. which he resigned from as President and Director this past June of 2013. Mr. DeNunzio also originated Form 10 blank check shell company Prosperity Acquisition, Inc., and Wealth Acquisition, Inc. on July 22, 2013. Mr. DeNunzio resigned from Prosperity Acquisition, Inc. on December 3, 2014 and Wealth Acquisition, Inc. on July 6, 2014. On November 25, 2014 Mr. DeNunzio originated Form 10 shell Company, Opulent Acquisition, Inc., of which he recently resigned from all positions on January 14, 2016.

Paul Moody, Secretary

Paul Moody, age 25, has acted as Secretary for the Company since April 29, 2014. Mr. Moody attended the University of Rhode Island and graduated in 2014 with a Bachelor of Fine Arts in English. Prior to this time there is no material information relevant to the evaluation of the ability of the officer.

Corporate governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Director and our executive officers have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this report.

Item 11. Executive Compensation.

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of a year.

No compensation of any kind has been paid to officers and or directors for the period January 1, 2015 until today, March 14, 2016.

The table below reflects compensation paid both to executive officers and directors for the fiscal year ended December 31, 2014 and December 31, 2015.

Summary Compensation Table

Name & Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (shares)	Restricted Stock Awards ($Value)	Securities Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)	Total Compensation ($)

Jeffrey DeNunzio Current President & Director	2015	0	0	0	0	0	0	0	0	0
	2014	0	0	0	1,000	0.10	0	0	0	0.10

Paul Moody Current Secretary	2015	0	0	0	0	0	0	0	0	0
	2014	0	0	0	1,000	0.10	0	0	0	0.10

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have a formal employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of December 31, 2015 of our common stock by our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 31, 2015 there were 348,890,000 common shares issued and outstanding. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

*The Company has no shares of preferred stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Common	Thomas DeNunzio	334,008,000	95.73%	95.73%
Common	Jeffrey DeNunzio (President, CEO)	1,000	0.00029%	0.00029%
Common	Paul Moody (Secretary)	1,000	0.00029%	0.00029%
	All Officers and Directors as a Group	334,010,000	95.73%	95.73%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2008, the Company issued 8,000 common shares to the Company’s President, Ms. Harder, at $.0625 per share, in exchange for $500.

In May 2009, Ms. Harder, contributed $100 to open one of the Company’s bank accounts for no consideration.  The $100 is considered a capital contribution, and there is no debt payable to Ms. Harder in conjunction with the contribution.

On July 20, 2009, the Company entered into an assignment agreement with its Ms. Harder, whereby Ms. Harder assigned to the Company all title, right, and interest in and to the following two inventions: (i) Non-Invasive Blood Glucose Level Tester; and (ii) Thermal Detection of Intravenous Infiltration, in exchange for 20,000,000 shares of the Company’s common stock.

In September 2009 Ms. Harder contributed an additional $5,000 to fund operations.   Both contributions were made in exchange for no further consideration. The $5,000 is considered a capital contribution, and there is no debt payable to Ms. Harder in conjunction with the contribution.

On January 19, 2010, Ms. Harder contributed $3,000 to the Company in exchange for no further consideration. The $3,000 is considered a capital contribution, and there is no debt payable to Ms. Harder in conjunction with the contribution.

On April 2, 2010, Ms. Harder contributed $2,500 to the Company in exchange for no further consideration.  The $2,500 is considered a capital contribution, and there is no debt payable to Ms. Harder in conjunction with the contribution.

On April 29, 2014 Mr. DeNunzio purchased a controlling amount of common stock of the company, 20,008,000 from Ms. Diane Harder, the Company’s former sole officer and director, in return for consideration in the amount of $10,000 cash. Simultaneously, Mr. Jeffrey DeNunzio was appointed President and CEO of the Company. Paul Moody was appointed Secretary.

On August 18, 2014 for services rendered in developing the Company’s business plan Jeffrey DeNunzio and Paul Moody were both issued restricted common shares in the amount of 1,000 shares each at a par value of .0001 per share.

On August 18, 2014 for services rendered in developing the Company’s business plan Thomas DeNunzio was issued restricted shares of common stock in the amount of 314,000,000 shares each at a par value of .0001 per share.

Thomas DeNunzio, our controlling shareholder contributed capital to the Company in the amount of $3,450 as of December 31, 2014. As of December 31, 2015 Thomas DeNunzio contributed capital to the Company in the amount of $14,059.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Director and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, and the Chief Executive Officer of the Company review the Company's internal accounting controls, practices and policies.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2015	2014
Audit fees	MaloneBailey, LLP	$7,000	$6,000
All other fees		-	-
Total		$7,000	$6,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2015 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.3	Non Invasive Glucose Tester (1)

99.4	Thermal Detection of Intravenous Infiltration (1)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NL One Corp.

(Registrant)

By: /s/ Jeffrey DeNunzio

Jeffrey DeNunzio,

Chief Executive Officer, Director

Dated: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of NL One Corp in the capacities and on the dates indicated.

By: /s/ Jeffrey DeNunzio

Jeffrey DeNunzio,

Chief Executive Officer, Director

Dated: March 14, 2016