Form 10-Q
period 2016-03-31
NL One Corp
filed 2016-05-03
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-165538

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 3, 2016: 348,890,000 shares of common stock.

NL ONE CORPORATION

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

NL ONE CORPORATION

BALANCE SHEETS

	As of March 31, 2016 (unaudited)	As of December 31, 2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	$18,684	$18,684
Accrued expenses	250	350
Total Liabilities	18,934	19,034

Stockholders’ Deficit
Preferred stock ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 348,890,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	34,889	34,889
Additional paid-in capital	29,993	26,980
Accumulated deficit	(83,816)	(80,903)

Total Stockholders’ Deficit	(18,934)	(19,034)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F1-

NL ONE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Operating expenses

Selling, general & administrative expenses	$2,913	$5,330
Total operating expenses	2,913	5,330
Net loss	$(2,913)	$(5,330)
Net loss per common share- Basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- Basic and diluted	348,890,000	348,890,000

See Accompanying Notes to Unaudited Financial Statements.

-F2-

 NL ONE CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,913)	$(5,330)

Adjustment to reconcile net loss to net cash used in operating activities:
Contribution of capital	3,013	4,980
Changes in current assets and liabilities:
Accrued expenses	(100)	350
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period:	-	-
Cash at end of period:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

 NL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

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

The accompanying unaudited interim financial statements of NL One Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of March 31, 2016, and the results of operations and cash flows for the three month periods ended March 31, 2016 and 2015. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending December 31, 2016. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2015.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Contributed Capital

For the three months ended March 31, 2016 there were capital contributions of $3,013 from our majority shareholder, Thomas DeNunzio.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 31, 2016 we had a net loss of $2,913 which is $2,417 less when compared to our net loss of $5,330 for the three months ended March 31, 2015. We attribute this decrease to a decrease in operating expenses of which are comprised mostly of professional fees.

PLAN OF OPERATION

Our cash balance is $0 as of March 31, 2016.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time.  We may utilize funds from Jeffrey DeNunzio, our President and CEO as well as Thomas DeNunzio, our majority shareholder, who have informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration.  Jeffrey DeNunzio and Thomas DeNunzio, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to Jeffrey or Thomas DeNunzio.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of March 31, 2016 and December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our interim financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the interim financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our interim financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period between our previous fiscal year-end of December 31, 2015 through the date of this filing there have been no unregistered sales of securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2016. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on May 3, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NL One Corporation

(Registrant)

By: /s/ Jeffrey DeNunzio

Principal Executive Officer

Principal Financial Officer

Dated: May 3, 2016