Form 10-Q
period 2016-06-30
NL One Corp
filed 2016-08-11
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

 FLAGSHIP GLOBAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	333-165538	26-4033740
(State or other jurisdiction of	(Commission File Number)	(IRS Employer
incorporation)		Identification No.)

50 Hill Crescent,

Worcester Park, Surrey, England KT4 8NA

(Address of principal executive offices)

Registrant’s telephone number, including area code 020 8949 2259

FORMERLY KNOWN AS “NL ONE CORPORATION”

Former Address: 780 Reservoir Avenue, #123 Cranston, RI 02910

(Former name or former address, if changed since last report.)

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11 , 2016: 43,611,250 shares of common stock.

FLAGSHIP GLOBAL CORPORATION

(FORMERLY KNOWN AS NL ONE CORPORATION)

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

flagship global CORPORATION

(Formerly known as NL ONE Corporation)

BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	$18,684	$18,684
Accrued expenses	768	350
Total Liabilities	19,452	19,034

Stockholders’ Deficit
Preferred stock ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 43,611,250 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	4,361	4,361
Additional paid-in capital	62,871	57,508
Accumulated deficit	(86,684)	(80,903)

Total Stockholders’ Deficit	(19,452)	(19,034)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F1-

flagship global CORPORATION

(formerly known as nl one corporation)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Total Operating Expenses
Selling, General & Administrative Expenses	$2,868	$5,000	$5,781	$10,330
Total Operating Expenses	2,868	5,000	5,781	10,330

Net loss	$(2,868)	$(5,000)	$(5,781)	(10,330)
Net loss per common share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- Basic and diluted	43,611,250	43,611,250	43,611,250	43,611,250

See Accompanying Notes to Unaudited Financial Statements.

-F2-

 flagship global CORPORATION

(foRmerly known as nl one corporation)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,781)	$(10,330)

Adjustment to reconcile net loss to net cash used in operating activities:
Contribution of capital for expenses paid by former majority shareholder	5,363	8,580
Changes in current assets and liabilities:
Accrued expenses	418	1,750
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period:	-	-
Cash at end of period:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

 flagship global CORPORATION

(formerly known as nl one corporation)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Formerly known as Nevada Legacy Enterprises Corporation, NL One Corporation (the “Company”) was incorporated on October 17, 2007 in the State of Nevada.

On May 11, 2016, Thomas DeNunzio, the largest control shareholder at the time of NL One Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Stansbridge Limited, (“Stansbridge”), a United Kingdom company. Pursuant to the Agreement, Mr. DeNunzio transferred to Stansbridge 40,501,000 post-split (324,008,000 (presplit)) shares of our common stock, which represents approximately 92.87% of our issued and outstanding shares.

On May 31, 2016, the Company’s Board of Directors and majority vote of shareholders approved a one-for-eight stock split of the Company’s issued and outstanding common stock, par value $.0001 per share and to change the name of the Company from “NL One Corporation” to “Flagship Global Corporation.” In addition, the board of directors and shareholders approved and voted to change our ticker symbol from NLLN to FGCN.

Effective as of June 17, 2016, the total outstanding shares of the Company following the reverse stock split is now 43,611,250 shares of common stock. Our controlling shareholder, Stansbridge Limited now owns approximately 40,501,000 shares of our common stock. Stansbridge Limited is owned and controlled by our sole officer and director, Gary Richard Brown. All references to common stock shares amounts have been retroactively adjusted. The total number of the authorized shares of common stock after the effective date of the reverse split is 500,000,000 common shares with a par value of $0.0001 per share.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The Company’s fiscal year end is December 31.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of June 30, 2016, and the results of operations and cash flows for the six month periods ended June 30, 2016 and 2015. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending December 31, 2016. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2015.

NOTE 2 - GOING CONCERN

The Company’s interim unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 - RELATED PARTY TRANSACTIONS

Contributed Capital

For the six months ended June 30, 2016 there were capital contributions of $5,363 from our former majority shareholder, Thomas DeNunzio. These contributions were for expenses paid by the former majority shareholder on behalf of the Company.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the six months ended June 30, 2016 we had a net loss of $5,781 which is $4,549 less when compared to our net loss of $10,330 for the six months ended June 30, 2015. We attribute this decrease to a decrease in operating expenses of which are comprised mostly of professional fees.

PLAN OF OPERATION

Our cash balance is $0 as of June 30, 2016.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We may utilize funds from our President and CEO as well as our majority shareholder, who has informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration. The President, CEO and sole Director, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to the CEO, President or sole Director as of June 30, 2016.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of June 30, 2016 and December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our unaudited interim financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the interim financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our interim financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Flagship Global Corporation

(Registrant)

By: /s/ Gary Richard Brown

Principal Executive Officer

Dated: August 11, 2016