Form 10-Q
period 2016-09-30
Flagship Global Corp
filed 2016-11-16
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

N/A

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2016: 43,611,250 shares of common stock.

FLAGSHIP GLOBAL CORPORATION

(FORMERLY KNOWN AS NL ONE CORPORATION)

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

flagship global CORPORATION

BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	$18,684	$18,684
Accrued expenses	6,133	350
Total Liabilities	24,817	19,034

Stockholders’ Deficit
Preferred stock ($.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 43,611,250 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	4,361	4,361
Additional paid-in capital	63,371	57,508
Accumulated deficit	(92,549)	(80,903)

Total Stockholders’ Deficit	(24,817)	(19,034)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F1-

flagship global CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Operating Expenses
Selling, General & Administrative Expenses	$5,865	$3,250	$11,646	$15,080
Total Operating Expenses	$5,865	3,250	11,646	15,080
Net loss	$(5,865)	$(3,250)	$(11,646)	(15,080)
Net loss per common share- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- basic and diluted	43,611,250	43,611,250	43,611,250	43,611,250

See Accompanying Notes to Unaudited Financial Statements.

-F2-

 flagship global CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,646)	$(15,080)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Contribution of capital for expenses paid by former majority shareholder	5,863	13,330
Changes in current assets and liabilities:
Accrued expenses	5,783	1,750
Net cash provided by (used in) operating activities	$-	$-

Net Change in Cash	-	-
Cash at beginning of period:	$-	$-
Cash at beginning of period:	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

 flagship global CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Formerly known as Nevada Legacy Enterprises Corporation and NL One Corporation, Flagship Global Corporation (the “Company”) was incorporated on October 17, 2007 in the State of Nevada.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of September 30, 2016, and the results of operations and cash flows for the nine month periods ended September 30, 2016 and 2015. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending December 31, 2016. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2015.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Contributed Capital

For the nine months ended September 30, 2016, there were capital contributions of $5,863 from Frontier Limited LLC, a Company owned by our former majority shareholder, Thomas DeNunzio. These contributions were for expenses and professional fees.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the nine months ended September 30, 2016 we had a net loss of $11,646 which is $3,434 less when compared to our net loss of $15,080 for the nine months ended September 30, 2015. We attribute this decrease to a decrease in operating expenses of which are comprised mostly of professional fees.

PLAN OF OPERATION

Our cash balance is $0 as of September 30, 2016.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We may utilize funds from our President and CEO as well as our majority shareholder, who has informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration. The President, CEO and sole Director, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to the CEO, President or sole Director as of September 30, 2016.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of September 30, 2016 and December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended September 30, 2016. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
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

Dated: November 14, 2016