Form 10-K
period 2016-12-31
Flagship Global Corp
filed 2017-04-14
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-165538

Flagship Global Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-4033740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Hill Crescent,Worcester Park, Surrey, England	KT4 8NA
(Address of principal executive offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

  Issuer's telephone number including area code: 020-8949-2259

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	OTC Marketplace: FGCN

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

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $311.00 based on the par value of $0.0001 per share of our common stock.

As of April 14, 2017, there were approximately 43,611,250 shares of common stock and no shares of preferred stock issued and outstanding.

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

In this Annual Report on Form 10-K, “Flagship Global,” “the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to Flagship Global Corporation, unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending December 31st. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

Flagship Global Corporation

PART I

Item 1. Business.

Our Company

NL One Corporation was incorporated in the State of Nevada, United States of America, on October 17, 2007 under the name Nevada Legacy Enterprises Corporation. Our fiscal year end is December 31. On February 4, 2010, we changed our name to NL One Corporation. On June 27, 2016, we changed our name to Flagship Global Corporation.

We own two patent provisional patent applications that may be used to develop fiber optic and electronic technologies to monitor a health care patient’s blood glucose levels, and for monitoring intravenous injection sites for infiltration of medication into tissue surrounding an intravenous injection site. As of the date of this Prospectus, development of our technologies into viable working products has not begun.

On May 11, 2016, Thomas DeNunzio, our control shareholder at the time of NL One Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Stansbridge Limited, (“Stansbridge”), a United Kingdom company. Pursuant to the Agreement, Mr. DeNunzio transferred to Stansbridge 40,501,000 post-split (324,008,000 (presplit)) shares of our common stock, which represented approximately 92.87% of our issued and outstanding shares.

On May 16, 2016, Mr. Jeffrey DeNunzio resigned as our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, President, and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On May 16, 2016, Mr. Paul Moody resigned as our Secretary. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On May 16, 2016, Mr. Gary Richard Brown was appointed as Chief Executive Officer, Chief Financial Officer, President, and Director.

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

On June 27, 2016, we filed a Certificate of Amendment pursuant to NRS 78.385 and 78.390 to change our name with the Nevada Secretary of State from NL One Corporation to Flagship Global Corporation. The effective date of the name change is June 17, 2016.

On June 27, 2016, we filed a Certificate of Change pursuant to NRS 78.209 with Nevada Secretary of State in regards to the aforementioned 1:8 reverse stock split. The effective date of the split is June 17, 2016.

The total outstanding shares of the Company following the reverse stock split was 43,611,250 shares of common stock.

Following the reverse stock split Stansbridge Limited remained and still continues to remain our largest controlling shareholder.

General

We currently own the rights to two patent pending technologies for health care monitoring devices, a Non Invasive Blood Glucose Tester, and a Thermal Detector of Intravenous Infiltration.

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

Our Products (Technology)

Note: We have no physical prototypes of any of the technologies described below.

Non Invasive Blood Glucose Level Tester

Our blood glucose level tester technology has not been tested or proven, and we have not yet developed a working prototype. The product is designed to continuously monitor a patient’s blood glucose levels using a non-invasive sensor, preferably taped to a patient’s arm.  The sensor uses a chemical switch that does not puncture the patient’s skin, and does not come in contact with the patient’s blood.

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

Many devices have been developed for continuous or automatic monitoring of glucose in the blood stream. A number of these devices use electrochemical sensors, which are directly implanted into a blood vessel or in the subcutaneous tissue of a patient. However, these devices are typically large, bulky, and/or inflexible, and many cannot be used effectively outside of a controlled medical facility, such as a hospital or a doctor's office, unless the patient is restricted in his or her activities. Additionally, these devices require a sensor to be implanted in the patient. Such examples of these products are the Dexcom G5 CGM and Freestyle Libre Pro (which both rely on a sensor below the skin),

Other devices that have been developed or are in development that are not intravenous have been found to be inconsistent. To our knowledge no such intravenous device exists at this time that is FDA approved, found to be accurate, and does not in any way rely upon a transmitter or sensor in the body to provide glucose readings.

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

Flagship Global Corporation’s blood glucose level tester technology comprises a procedure and device for the continuous and/or automatic monitoring of the patient’s glucose levels using a sensor taped or otherwise removable element attached to the patient. If we are successful in our development we hope to have the device use a sensor which will contain a bio-chemical switch known as a fullerene, which will (if we are successful in development) trigger an alarm when a patient becomes hyperglycemic or hypoglycemic.

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

Thermal Detection of Intravenous Infiltration

Our technology for thermal detection of intravenous infiltration has not been tested or proven, and we have not yet developed a working prototype.

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

Our thermal detection of intravenous infiltration technology is in the very early development stage, and there is no proof as to whether this technology will function as anticipated. To date the only step we have taken to further the development of this technology is to file a patent application to protect our intellectual property rights. No steps have been taken to develop a product based on the technology. While we believe that our method with regards to this technology is sound, product development has not begun, and development and testing are a significant hurdles which will require substantial investments of both money and time.

Intellectual Property

We believe that our competitive position will depend in part upon our ability to obtain and enforce intellectual property rights protecting our technology. To protect our intellectual property rights, we intend to rely on a combination of patents, trademarks and trade secret laws, as well as confidentiality, consulting and employee agreements. As of April 14, 2017, we own two pending provisional U.S. patent applications, covering non-invasive blood glucose level tester, and thermal detection of IV infiltration. We may file for additional patents when appropriate to strengthen our intellectual property rights. We also may license and acquire intellectual property from third parties.

Our patent applications may not result in issued patents, and we cannot assure you that any patents that might be issued will protect our intellectual property rights or will be able to be successfully enforced. Even if valid and enforceable, our patents may not be sufficiently broad to prevent others from developing products that are similar to ours. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we take will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Government Regulation

The products we may develop will be medical devices, subject to extensive and rigorous regulation under the Federal Food, Drug and Cosmetic Act, or the FDCA, as implemented and enforced by the FDA, as well as the laws and regulations implemented and enforced by other federal, state and local regulatory bodies in the United States and comparable authorities in other countries. We may be required to file for and obtain either 510(k) clearance or a pre-market approval application for those products or indications. Pursuit of FDA approval may involve clinical trials, and can require large capital expenditures.  Even if we do raise sufficient funds to pursue FDA approval, there is no guarantee that the FDA will ultimately approve our products. At this time we have no plans to raise such funds.

We may be required to submit a pre-market approval application to the  FDA for review that is supported by extensive data, including technical, preclinical, clinical trials, manufacturing, and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the products we intend to sell. As the Company has limited resources, and is in a very early growth stage, we have not yet determined the scope of the FDA’s statutory and regulatory requirements for approval of the products we intend to sell in the future.

Employees

We currently have no employees with the exception of our Sole Officer and Director, Gary Richard Brown, whom does not receive any salary or have any formal employment agreement(s) with us. Mr. Brown works less than 20 hours per month on our business plan.

It should be noted that our Sole Officer and Director does not have any experience in the medical field and that any advancements to our technology will most likely require the implementation of medical professionals. We have no plans to hire such medical professionals at this time. We also do not have the funds to hire the necessary firms that could assist us in designing or creating physical prototypes of our technologies described above.

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

We must obtain governmental approvals or clearances before we can sell  products based on our technologies

In order to market medical products in the United States we must first obtain US FDA approval. We currently have not begun the process of determining the scope of the US FDA’s statutory and regulatory requirements for approval of the products we intend to sell, and there is no guarantee that once we initiate the process of obtaining approval by the US FDA, that we will be able to obtain such approval. We also have not begun the process of determining the scope of regulation or obtaining approval by governmental agencies in other countries in which we may market our products. Failure to obtain such approvals will have a negative impact on our business plans. It should be noted however, at this time we have no tangible products to be sold.

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

Impracticability of exhaustive investigation

Our lack of financial resources may make it impracticable to conduct a complete and exhaustive investigation and analysis of technologies before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.

Lack of diversification

Our lack of financial resources may prevent diversification of our technologies. The inability to diversify our activities into several unrelated areas may subject us to economic fluctuations within a particular business, industry or market segment, and therefore increase risks associated with our operations.

Detriments/Risks of Refiling a Provisional Patent Application.

Risk of Losing Our Patent Rights. Our provisional patent applications have expired and we have not refiled our applications with the USPTO. A refiled provisional patent application cannot claim priority to the first provisional patent application's filing date like a non-provisional can. Under the new first to file patent system implemented by the United States on March 16, 2013, losing our earlier filing date for the second provisional application could result in the loss of our patent rights if our provisional patent applications expire and a third party files before we refile our applications.

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

We cannot assure the safety or effectiveness of our future products

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

We may rely on consultants for certain strategic activities, which results in less control over such activities

We may rely upon consultants and advisors to assist in formulating research and development strategies, testing and manufacturing, and marketing-related issues. We have less control over the activities of our consultants which may reflect negatively in the time and effort devoted to such activities. Consultants and advisors may be employed outside of our Company and may have commitments or consulting or advisory contracts with other entities that could conflict with their service to our Company.

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

We cannot begin actual research and development of a prototype until we receive the necessary funds to accomplish this goal. We have no source or anticipated source of any funds that will allow us to be able to fund the operations we set out to conduct in the future.

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

There is doubt about our ability to continue as a going concern

Our auditor’s report expresses an opinion that considerable doubt exists as to whether we can continue as an ongoing business. Our sole officer and director, Gary Richard Brown, may be reluctant or unable to loan or advance additional capital to the Company. We believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. As the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors.

Our sole officer and director Gary Richard Brown works on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of our sole officer and director Gary Richard Brown. Mr. Brown currently devotes approximately 15 hours per week each to our operations.  Because of this, we may be unable to develop and manage our business. If we lose Gary Richard Brown the Company may, consequently, be forced to terminate operations and go out of business.

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

As of the date of this report approximately 86.11% of our common stock is held by a single shareholder. As a result our majority shareholder is able to substantially influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of the date of this report we do not own any properties or pay any rent for the use of any properties. We utilize the home office space of our sole officer and director Gary Richard Brown.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently listed on the OTC Marketplace with the symbol FGCN.

Stockholders of Our Common Shares

As of December 31, 2016, we had 43,611,250 shares of our common stock issued and outstanding.

Recent Sales or issuances of Unregistered Securities

none.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $0 as of December 31, 2016 and we have generated no revenue to date. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. We have no plans for such funding.

We have been relying on funds provided to us by unaffiliated third parties and a related party to pay for our operating expenses. In the event that third parties, or anyone for that matter, is not willing to or able to advance or provide funds to the company, then we may be forced to suspend activities, cease operations altogether, and/or liquidate our assets as we will not have the necessary finances to carry on with our operations.

We have filed U.S. patent applications for two relevant technologies of which we currently own and have the rights to, a Non Invasive Blood Glucose Tester, and a Thermal Detector of Intravenous Infiltration.

As of the date of this report our sole Officer and Director has conducted limited research to further research the ability to materialize our two provisional patent technologies into physical prototypes. In the opinion of our sole Officer and Director Mr. Brown, this research has not yet yielded any conclusive results or information as to whether or not it is indeed viable.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Flagship Global Corporation

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets as of December 31, 2016 and 2015	F3

Statements of Operations for the years ended December 31, 2016 and 2015.	F4

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2016 and 2015	F5

Statements of Cash Flows for the years ended December 31, 2016 and 2015.	F6

Notes to Financial Statements	F7-F9

 -F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Flagship Global Corporation

(Formerly known as NL One Corporation)

We have audited the accompanying balance sheets of Flagship Global Corporation (formerly known as NL One Corporation) (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagship Global Corporation (formerly known as NL One Corporation) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2017

-F2-

Flagship Global Corporation (FKA NL One Corporation)
Balance Sheets

	As of December 31,	As of December 31,
	2016	2015

ASSETS
Total Assets	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$18,684	$18,684
Accrued Expenses	8,305	350
Short-term Borrowings	3,865	-
Total Liabilities	30,854	19,034

STOCKHOLDERS' DEFICIT:
Preferred Stock ( $.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and December 31, 2015)	-	-

Common Stock ($.0001 par value, 500,000,000 shares authorized, 43,611,250 shares issued and outstanding as of December 31, 2016 and December 31, 2015) (*)	4,361	4,361

Additional Paid in Capital (*)	63,371	57,508

Accumulated Deficit	(98,586)	(80,903)
Total Stockholders' Deficit	(30,854)	(19,034)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements.

(*) On May 31, 2016, the Company approved the reverse stock split, whereby every eight (8) shares of the common stock was automatically reclassified and changed into one (1) share (the “1-for-8 Reverse Stock Split”), which is effective June 17, 2016. The authorized number of shares and par value per share were not be affected by the 1-for-8 Reverse Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 1-for-8 Reverse Stock Split.

-F3-

Flagship Global Corporation (FKA NL One Corporation)
Statements of Operations

	For the Year	For the Year
	Ended December 31, 2016	Ended December 31, 2015

Operating Expenses
General and Administrative Expenses	$17,683	$14,409
Total operating expenses	17,683	14,409

Net loss	$(17,683)	$(14,409)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted (*)	43,611,250	43,611,250

The accompanying notes to the financial statements are an integral part of these financial statements.

(*) On May 31, 2016, the Company approved the reverse stock split, whereby every eight (8) shares of the common stock was automatically reclassified and changed into one (1) share (the “1-for-8 Reverse Stock Split”), which is effective June 17, 2016. The authorized number of shares and par value per share were not be affected by the 1-for-8 Reverse Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 1-for-8 Reverse Stock Split.

-F4-

Flagship Global Corporation

(FKA NL One Corporation)

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2016 and December 31, 2015

	Common Stock (*)	Par Value Common Stock (*)	Additional Paid-in Capital (*)	Accumulated Deficit	Total

Balances December 31, 2014	43,611,250	$4,361	$43,449	$(66,494)	$(18,684)

Shareholders contributions	-	-	14,059	-	14,059

Net loss	-	-	-	(14,409)	(14,409)

Balances, December 31, 2015	43,611,250	$4,361	$57,508	$(80,903)	$(19,034)

Shareholders contributions	-	-	5,863	-	5,863

Net loss	-	-	-	(17,683)	(17,683)

Balances, December 31, 2016	43,611,250	$4,361	$63,371	$(98,586)	$(30,854)

The accompanying notes to the financial statements are an integral part of these financial statements.

(*) On May 31, 2016, the Company approved the reverse stock split, whereby every eight (8) shares of the common stock was automatically reclassified and changed into one (1) share (the “1-for-8 Reverse Stock Split”), which is effective June 17, 2016. The authorized number of shares and par value per share were not be affected by the 1-for-8 Reverse Stock Split. The Company’s capital accounts have been retroactively restated to reflect the 1-for-8 Reverse Stock Split.

-F5-

Flagship Global Corporation (FKA NL One Corporation)
Statements of Cash Flows

	For the year Ended December 31, 2016	For the year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,683)	$(14,409)
Adjustments to reconcile net loss to net cash used in operating activities:

Capital contribution for expenses paid by former majority shareholder	5,863	14,059

Changes in current assets and liabilities:
Accrued expenses	11,820	350

Net cash provided by (used in) operating activities	-	-

Net Change in Cash	-	-

Cash at beginning of period:	$-	$-
Cash at end of period:	$-	$-

NON -CASH TRANSACTIONS:
Operating expenses paid by others	$3,865	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements.

-F6-

FLAGSHIP GLOBAL CORPORATION

(fka NL ONE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

NL One Corporation was incorporated in the State of Nevada, United States of America, on October 17, 2007 under the name Nevada Legacy Enterprises Corporation. Our fiscal year end is December 31. On February 4, 2010, we changed our name to NL One Corporation. On June 27, 2016, we changed our name to Flagship Global Corporation.

On May 11, 2016, Thomas DeNunzio, the largest control shareholder at the time of NL One Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Stansbridge Limited, (“Stansbridge”), a United Kingdom company owned and controlled by Gary Richard Brown, our current director and sole officer. Pursuant to the Agreement, Mr. DeNunzio transferred to Stansbridge 40,501,000 post-split (324,008,000 presplit) shares of our common stock, which represents approximately 92.87% of our issued and outstanding shares.

On May 31, 2016, the Company’s Board of Directors and majority vote of shareholders approved a one-for-eight stock split of the Company’s issued and outstanding common stock, par value $.0001 per share and to change the name of the Company from “NL One Corporation” to “Flagship Global Corporation”. In addition, the board of directors and shareholders approved and voted to change our ticker symbol from NLLN to FGCN.

Effective as of June 17, 2016, the total outstanding shares of the Company following the reverse stock split is now 43,611,250 shares of common stock.

We own two patent provisional patent applications that may be used to develop fiber optic and electronic technologies to monitor a health care patient’s blood glucose levels, and for monitoring intravenous injection sites for infiltration of medication into tissue surrounding an intravenous injection site. As of the date of this Form 10K, development of our technologies into viable working products has not begun.

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

USE OF ESTIMATES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of expenses during the reporting period. Actual results could differ from these estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were neither commitments nor contingencies as of December 31, 2016 and December 31, 2015.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2016 and December 31, 2015.

FINANCIAL INSTRUMENTS

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

It is not, however, practical to determine the fair value of amounts with related parties and arrangement with related parties, if any, due to their related party nature.

-F7-

INCOME TAXES.

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2016 and 2015.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

SHARE-BASED EXPENSE.

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

RECENTLY ISSUED ACCOUNTING- PRONOUNCEMENTS.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

-F8-

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

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Section 382 of the Internal Revenue Code generally requires us to limit the amount of its income in future years that can be offset by historic losses, i.e. net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As of December 31, 2016, the Company has incurred net carryfoward losses of $(67,186) resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2027. The loss results in a deferred tax asset of approximately $22,843 at the effective statutory rate of 34%. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,
	2016	2015
Deferred tax asset, generated from net operating loss at statutory rates	$22,843	$16,831
Valuation allowance	(22,843)	(16,831)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

NOTE 5 - STOCKHOLDERS’ EQUITY

Equity

On May 31, 2016, the Company’s Board of Directors and majority vote of shareholders approved a one-for-eight stock split of the Company’s issued and outstanding common stock, par value $.0001 per share. In addition, the board of directors and shareholders approved and voted to change our ticker symbol from NLLN to FGCN.

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

Contributed Capital

For the year ended December 31, 2016 and 2015, there were capital contributions of $5,863 and $14,059, respectively, from Frontier Limited LLC, a Company owned by our former majority shareholder, Thomas DeNunzio. These contributions were for accrued expenses previously incurred. These amounts had been recorded under additional paid-in capital as Frontier Limited LLC would not reclaim any repayment.

NOTE 6 - SHORT TERM BORROWINGS

For the year ended December 31, 2016, expenses of $3,865 were paid by a non-affiliated individual. The total amount due to this individual is $3,865. These loans are noninterest bearing, unsecured, and due on demand.

 NOTE 7 - RELATED PARTY TRANSACTIONS

The Company utilizes the home office space of the sole officer and director Gary Richard Brown at no charge.

Also see contributed capital in Note 5.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of an audit committee, and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the quarter ending December 31, 2016,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

Name	Age	Position
Gary Richard Brown	45	Chief Executive Officer, Chief Financial Officer, President, and Director

Gary Richard Brown, Chief Executive Officer, Chief Financial Officer, President, and Director

Mr. Brown has 20 years of experience in the housing industry, from insurance and construction through to real estate and house cladding. He spent his early career working in the insurance industry specializing in pensions and life assurance as well as general insurance for both Legal and General (from 1987 to 1991) and Pearl Assurance (from 1992 to 1993). Mr. Brown joined his family's construction business, R. A. Brown Builders in 1993 where he was operations manager for three years before taking on the position of branch manager of Firestone Estate Agents, a position he held for eight years.

Between 2004 and 2007, Mr. Brown was a director at Trade imports UK Ltd, a company specializing in the importation of consumer goods. In 2012, Mr. Brown incorporated Complete Hygiene Ltd, a specialist cladding company that prides itself on supplying top quality anti-microbial PVC cladding to the UK market, of which Mr. Brown is a 50% shareholder and managing director.

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

No compensation of any kind has been paid to our current or past officers and or directors during our last two fiscal year ends.

The table below reflects compensation paid both to former and current executive officers and directors for the fiscal year ended December 31, 2016 and December 31, 2015.

Summary Compensation Table

Name & Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (shares)	Restricted Stock Awards ($Value)	Securities Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)	Total Compensation ($)

Gary Richard Brown, Chief Executive Officer, Chief Financial Officer, President, and Director	2016	0	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0	0

Jeffrey DeNunzio Former Chief Executive Officer, Chief Financial Officer, President, and Director	2016	0	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0	0

Paul Moody, Former Secretary	2016	0	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2016 the Company has 43,611,250 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Gary Richard Brown; 50 Hill Crescent Worchester Park Surrey, England, UK	0	0%	n/a	n/a	0%
5% Shareholders
Stansbridge Limited; Hill Crescent Worchester Park Surrey, England, UK	37,552,200	86.11%	n/a	n/a	86.11%

* Stansbridge Limited is owned and controlled by our sole officer and director, Gary Richard Brown. Mr. Brown is our Chief Executive Officer, Chief Financial Officer, President, and Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Thomas DeNunzio, our former controlling shareholder, contributed capital through Frontier Limited LLC to the Company in the amount of $5,863 as of December 31, 2016. As of December 31, 2015 Thomas DeNunzio contributed capital to the Company in the amount of $14,059.

On May 11, 2016, Thomas DeNunzio, the largest control shareholder at the time of NL One Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Stansbridge Limited, (“Stansbridge”), a United Kingdom company. Pursuant to the Agreement, Mr. DeNunzio transferred to Stansbridge 40,501,000 post-split (324,008,000 (presplit)) shares of our common stock, which represented approximately 92.87% of our issued and outstanding shares.

On May 16, 2016, Mr. Jeffrey DeNunzio resigned as our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, President, and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On May 16, 2016, Mr. Paul Moody resigned as our Secretary. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On May 16, 2016, Mr. Gary Richard Brown was appointed as Chief Executive Officer, Chief Financial Officer, President, and Director.

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

On June 27, 2016, we filed a Certificate of Amendment pursuant to NRS 78.385 and 78.390 to change our name with the Nevada Secretary of State from NL One Corporation to Flagship Global Corporation. The effective date of the name change is June 17, 2016.

On June 27, 2016, we filed a Certificate of Change pursuant to NRS 78.209 with Nevada Secretary of State in regards to the aforementioned 1:8 reverse stock split. The effective date of the split is June 17, 2016.

The total outstanding shares of the Company following the reverse stock split was 43,611,250 shares of common stock.

Following the reverse stock split Stansbridge Limited remained (and still continues to remain) our controlling shareholder.

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

		2016	2015
Audit fees	MaloneBailey, LLP	$8,500	$7,000
All other fees		-	-
Total		$8,500	$7,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2016 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.3	Non Invasive Glucose Tester (1)

99.4	Thermal Detection of Intravenous Infiltration (1)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flagship Global Corporation

(Registrant)

By: /s/ Gary Richard Brown

Gary Richard Brown,

Chief Executive Officer, Chief Financial Officer, President, and Director

Dated: April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Flagship Global Corp in the capacities and on the dates indicated.

By: /s/ Gary Richard Brown

Gary Richard Brown,

Chief Executive Officer, Chief Financial Officer, President, and Director

Dated: April 14, 2017