Form 10-Q
period 2017-03-31
Flagship Global Corp
filed 2017-05-18
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2017: 43,611,250 shares of common stock.

FLAGSHIP GLOBAL CORPORATION

 INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Flagship Global Corporation
Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Total Assets	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$18,684	$18,684
Accrued Expenses	3,600	8,305
Due to Related Party	3,500	-
Short-term Borrowings	13,535	3,865
Total Liabilities	39,319	30,854

STOCKHOLDERS' DEFICIT:
Preferred Stock ( $.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-

Common Stock ($.0001 par value, 500,000,000 shares authorized, 43,611,250 shares issued and outstanding as of March 31, 2017 and December 31, 2016)	4,361	4,361

Additional Paid in Capital	63,371	63,371

Accumulated Deficit	(107,051)	(98,586)
Total Stockholders' Deficit	(39,319)	(30,854)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

flagship global CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months
	Ended March 31, 2017	Ended March 31, 2016

Operating Expenses
General and Administrative Expenses	$8,465	$2,913
Total operating expenses	8,465	2,913

Net loss	$(8,465)	$(2,913)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted (*)	43,611,250	43,611,250

(*) On May 31, 2016, the Company approved the reverse stock split, whereby every eight (8) shares of the common stock was automatically reclassified and changed into one (1) share (the "1-for-8 Reverse Stock Split"), which is effective June 17, 2016. The authorized number of shares and par value per share were not affected by the 1-for-8 Reverse Stock Split. The Company's capital accounts have been retroactively restated to reflect the 1-for-8 Reverse Stock Split.

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 flagship global CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months	For the three months
	ended March 31, 2017	ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,465)	$(2,913)
Adjustments to reconcile net loss to net cash used in operating activities:

Capital contribution for expenses paid by former majority shareholder	-	3,013

Changes in current assets and liabilities:
Due to related party	$3,500
Accrued expenses	4,965	(100)
Net cash provided by (used in) operating activities	-	-

Net Change in Cash	-	-

Cash at beginning of period:	$-	$-
Cash at end of period:	$-	$-

NON-CASH TRANSACTIONS:
Operating expenses paid by others	$9,670	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

 flagship global CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Flagship Global Corporation was incorporated in the State of Nevada, United States of America, on October 17, 2007 under the name Nevada Legacy Enterprises Corporation. Our fiscal year end is December 31. On February 4, 2010, we changed our name to NL One Corporation. On June 27, 2016, we changed our name to Flagship Global Corporation.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation SX. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position as of March 31, 2017, and the results of operations and cash flows for the three month periods ended March 31, 2017 and 2016. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year ending December 31, 2017. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these interim financial statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive interim financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2016.

NOTE 2 - GOING CONCERN

The Company's interim unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SHORT TERM BORROWING

For the three months ended March 31, 2017, $9,670 in expenses were paid on behalf of the Company by four individuals. For the year ended December 31, 2016, $3,865 in expenses were paid on behalf of the Company by an individual. The total due to these individuals is $13,535 and these loans are noninterest bearing, unsecured, and due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2017, Frontier Limited, LLC , a company owned by our former shareholder, Thomas DeNunzio, provided consulting services in the amount of $7,000 for the Company. As of March 31, 2017, the total amount due to Frontier Limited, LLC is $3,500.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 31, 2017, we had a net loss of $8,465 which is $5,552 more when compared to our net loss of $ 2,913 for the three months ended March 31, 2016. We attribute this increase to an increase in operating expenses of which are comprised mostly of professional fees.

PLAN OF OPERATION

We own two inventions that may be used to develop fiber optic and electronic technologies to monitor a health care patient’s blood glucose levels, and for monitoring intravenous injection sites for infiltration of medication into tissue surrounding an intravenous injection site. As of the date of this Form 10-Q, development of our technologies into viable working products has not begun. Our cash balance is $0 as of March 31, 2017.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We may utilize funds from our President and CEO as well as our majority shareholder, who has informally agreed to contribute funds to allow us to pay for filing fees, and professional fees for no further consideration. The President, CEO and sole Director, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company has no debt payable to our CEO as of March 31, 2017.

In order to achieve our business plan goals, we will need to obtain additional funding. We are a growth stage company and have generated no revenue to date. At the present time, we have not made any arrangements to raise additional funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of March 31, 2017 and December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period between our previous fiscal year-end of December 31, 2016 through the date of this filing there have been no unregistered sales of securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2017. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Flagship Global Corporation

(Registrant)

By: /s/ Gary R. Brown

Principal Executive Officer

Dated: May 18, 2017