Form 10-K
period 2017-12-31
Flagship Global Corp
filed 2018-04-17
CIK 1486640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017

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

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $5,661,209 based on the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 17, 2018, there were approximately 43,611,250 shares of common stock and no shares of preferred stock issued and outstanding.

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

Flagship Global Corporation aims to become a substantial diversified holding company by looking for merger candidates and plans to provide financial backing to and make investments in the equity and debt securities of target companies through a variety of investment strategies including leveraged buyout, venture capital, and growth capital. Flagship will acquire a controlling or substantial minority position in a company and then look to maximize the value of that investment. Typically, Flagship will provide working capital to a target company to nurture expansion, product development, or restructuring of the Company’s operations, management or ownership. Flagship will consider making long term investments in target industry sectors and specific investment areas where we have or can supplement our expertise through our partner and advisory relationships. Flagship may occasionally take on operational roles in order to manage risks and achieve growth ambitions.

Company History

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

On March 15, 2018, we entered into a material definitive agreement, (“Agreement”) with Stephen Moscicki and David Winduss to purchase a 57.5% majority interest in GEM Holdings Ltd. ("GEM"), a business currently mining high grade metallurgical coal in Virginia, USA and to establish a new Energy Division. As of filing date, the transaction has not been completed.

On March 22, 2018, Stephen Moscicki was appointed Chairman and Chief Executive Officer to establish a new Energy Division. The effective date that Mr. Moscicki will take office is upon completion of the Agreement. As of filing date, the transaction has not been completed.

On March 22, 2018, David Winduss was appointed Chief Financial Officer to establish a new Energy Division. The effective date that Mr. Winduss will take office is upon completion of the Agreement. As of filing date, the transaction has not been completed.

On March 22, 2018, James Wilson of Holman Fenwick Willan LLP ("HFW"), the international law firm was appointed as our advisors to assist with acquisitions in the process and to oversee all aspects of compliance responsibilities.

On March 22, 2018, The Company appointed Mike Willard of Willard Strategies to provide US based public relations and marketing support to the “Company”.

General

The Company concluded on July 12, 2017 that it should revise its business plan to build on its experience and to develop a portfolio of businesses. The Company intends to identify growth opportunities and talented management and where it can raise capital to aid the development of those businesses. The Company believes its future is as a diversified conglomerate.

Look for fundamentals

Our approach, for our chosen industries, is to look for companies that have good earnings drivers, solid balance sheets and strong existing or likely cash-flow generation that allow them to pay and grow dividends. Ideally, they will also have long-term contracts with customers and suppliers and have solid management teams that can grow cash flows and dividends.

Company’s Role and oversight

The Company’s strategy involves locating and backing management teams within specific sectors who themselves have the expertise and proven business model to create attractive returns for us as acquirers and investors. The Company believes a conglomerate approach has a proven record of accomplishment in the private sector with many examples of large and diverse companies, while it has fallen out of fashion to a degree in the public sector.

Typically, acquisitions must meet certain key criteria: cash generative, accretive to our balance sheet and earnings enhancing. However up to 15% of our resources will also be deployed in supporting early stage riskier businesses that are highly scalable and have the potential to be global businesses. Initially the Company aims to acquire a portfolio of businesses in the healthcare, energy, real estate, and professional services sectors. Such a mix of businesses will provide both balance sheet strength and cash generation to acquire more businesses as well as to build surplus funds to distribute as dividends to shareholders.

Before acquiring a business, the management team will assemble an expert acquisition team supported by professional advisors.

The teams will be responsible for the identification of opportunities, the review of potential targets and the formation of an acquisition proposal and post-acquisition plan. The team will remain in place to review on a quarterly basis performance of the company post acquisition. To minimize risk to the Company, acquisitions in each chosen sector will be made through a special purpose acquisition vehicle wholly owned by the Company. Such a structure facilitates simple reporting as well as limits cross contamination of risk. The structure also allows for sector interests to grow organically and if appropriate to be floated separately, or sold to another company.

Risks applicable to all businesses include poor management and financial reporting as well as the lack of capital. In these instances, the Company shall establish from the outset a clear business plan for each operation as well as real time financial reporting. The Company will have an emphasis during due diligence to stress test all aspects of business and financial planning as well as rigorous competency testing of the management team concerned.

Whether operating in the retail or business to business market supply problems, product failure and third-party competition can all contribute to the failure of expectations to be achieved. Alongside financial reporting the company will require robust supply chain information, competition analyses and sufficient sales resources to deliver business targets.

Regulatory and legal risk are common to most sectors. The Company will require all operating companies to have in place robust procedures for dealing with unforeseen issues as well as day to day compliance including inter alia the environment, financial conduct, consumer rights and employment.

Sector specific targets

Healthcare & Technology

With an aging population healthcare therapy albeit drug or technology based is expected to be a fast-growing sector for the foreseeable future. Technology has become increasingly important to our lives and the Board believes it will continue to be so. The Company is particularly interested in the internet of things where hardware, consumer goods and the online digital world cross over. The Company hopes to assemble a world class advisory team to search out the best and most profitable opportunities across a broad range of applications but all with a strong proven scientific basis, strong intellectual and patent assets as well as enterprising and commercial management teams.

Energy

Primarily focused on the USA the Company believes the coal and onshore gas industry provides attractive undervalued investments following the change in direction under the new USA White House Administration. While the coal industry in the USA has suffered a serious decline in recent years the lifting of punitive regulation is likely to reinvigorate demand which is likely to continue to be reflected in the price of Met Coal. The Company has identified expertise in the industry to advise on opportunities and identify targets.

Property

The Company is interested in working with Local Government to develop under utilized land banks and where there is a shortage of supply of affordable housing. So far the company has identified a UK based team with international experience to advise on and identify potential opportunities to create long term returns for investors from this sector.

Professional Services

The Board of the Company believes that people based businesses primarily in the business to business arena with relatively low overheads, minimal capital requirements and good margins can provide attractive returns for investors. The Company believes such businesses can provide a valuable contribution to a mixed portfolio of cash generative businesses. Having analyzed published industry data the Company believes that given an increasingly affluent global population with increasing money to spend - coupled with the growth of the digital world - the financial services and creative industries are two areas of substantial opportunity, particularly where technology and services overlap. An expert team is being identified to look at potential acquisitions in these sectors.

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

1.	Risks relating to the Company's Strategy

Identifying and acquiring suitable target investment opportunities

The Company has not yet made any acquisitions and has no successful operating history upon which to evaluate its likely performance. The Company's ability to implement its acquisition strategy (as set out in this 10-K) will be limited by its ability to identify and acquire suitable acquisitions or investments. Suitable opportunities may not always be readily available. The Company's initial and future investments may be delayed or made at a relatively slow rate because, inter alia:

•	the Company intends to conduct detailed due diligence prior to approving acquisitions;

•	the Company may conduct extensive negotiations in order to secure and facilitate an acquisition;

•	it may be necessary to establish certain structures in order to facilitate an acquisition;

•	competition from other investors, market conditions or other factors may mean that the Company cannot identify attractive acquisitions or such investments may not be available at the rate the Company currently anticipates;

•	the Company may be unable to raise bank finance on terms the Directors consider reasonable; and/or

•	the Company will need to raise further capital to make investments and/or fund the assets or businesses acquired,

all of which may in turn have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

The Company cannot accurately predict how long it will take to deploy the capital available to it or at all. Precise timing will depend on, amongst other things, the availability of suitable direct acquisitions, due diligence, negotiations with counterparties and investment structuring conditions.

In addition, the Company may face significant competition in identifying and acquiring suitable acquisitions from other investors, including competitors who may have greater resources. Competition in the investment market may lead to prices for acquisitions, identified by the Company as suitable, being driven up through competing bids of potential purchasers. Accordingly, the existence and extent of such competition may have a material adverse effect on the Company's ability to acquire acquisitions at satisfactory prices and otherwise on satisfactory terms, thereby reducing the Company's potential profits.

Success of the strategy not guaranteed

The Company's level of profit will be reliant upon the performance of the assets acquired and the strategy (in both its current form and as amended from time to time). The success of the strategy depends on the Directors' ability to identify opportunities in accordance with the Company's objectives and to interpret market data correctly. No assurance can be given that the strategy to be followed will be successful under all or any market conditions, that the Company will be able to identify opportunities meeting the Company's criteria, that the Company will be able to invest its capital on attractive terms or that the Company will be able to generate positive returns for Shareholders. If the strategy is not successfully implemented, this may have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

Acceptability of Common Stock as consideration

Although it is the Company's intention, where appropriate, to use Common Stock to satisfy all or part of any consideration payable for acquisitions, vendors may not be prepared to accept these shares.

Potential loss on acquisition

The Company's strategy carries inherent risks and there can be no guarantee that any appreciation in the value of an investment or acquisition will occur or that the objectives of the Company will be achieved. For example (i) trading difficulties may occur following investment by the Company; or (ii) the Company may not be able to conduct a full investigation of the target prior to investment/ acquisition and adverse matters may only come to light after an investment has been made.

Further issues of Common Stock

It may be desirable for the Company to raise additional capital by way of further issues of Common Stock to enable the Company to progress through further stages of development. Any additional equity financing may be dilutive to Shareholders. There can be no assurance that such funding, if required, will be available to the Company.

Risk that the Company may change to a Rule 12b-2 shell status company

OTC Markets has placed a “Shell Risk” flag on the Company. The shell risk designation indicates that a company may be a Shell Company. This designation is made at OTC Markets’ discretion based on an analysis of the company’s key financial data. The Company plans to appeal the flag designation with OTC Markets. The Company believes that it is not a shell company pursuant to Rule 405 of the Act and Rule 12b-2 of the Securities Exchange Act. The Company has never been deemed a shell company since its inception October 17, 2007. We have a definitive business plan and more than nominal assets and operations including but not limited to our Agreement with Gem Holdings, Ltd. However, there is a risk that the Commission may deem us to be a shell company. The result of shell status would take away exemption from registration available from Rule 144, for the resales of our securities by our shareholders since Rule 144 would not be available to us until we met certain definitive conditions outlined in Rule 144.

Borrowings

The Company may, from time to time, be required to raise capital (whether through the issue of debt or equity) to make acquisitions. There is no guarantee that the Company will be able to obtain financing on appropriate terms and conditions or at all. The companies in which the Company invests may also have borrowings or otherwise be geared or leveraged. Although such facilities may increase investment returns, they also create greater potential for loss. This includes the risk that the borrower will be unable to service the interest repayments, or comply with other requirements, rendering the debt repayable, and the risk that available capital will be insufficient to meet any such required repayments. There is also the risk that existing borrowings will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing borrowings. A number of factors (including changes in interest rates, conditions in the banking market and general economic conditions, which are beyond the Company's control) may make it difficult for the Company to obtain new financing on attractive terms or even at all. An inability to obtain such facilities may have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

Tax risks

The Company may purchase investments that will subject the Company to withholding taxes in various jurisdictions. In the event that withholding taxes are imposed with respect to any of the Company's investments, the effect will generally be to reduce the income received by the Company on such investments. Such withholding taxes may be imposed on income, gains, issue of securities or supporting documents, including the contracts governing the terms of any financial instrument and such taxes may be confiscatory in nature. As well as making acquisitions in developed markets, the Company may also make investments in jurisdictions where the tax regime is not fully developed or is not certain.

There can be no certainty that the current taxation regime in the United States or Europe or other overseas jurisdictions within which the Company may operate will remain in force or that the current levels of corporation taxation will remain unchanged. Any change in the tax status or tax legislation may have a material adverse effect on the financial position of the Company.

The Company's income may be reduced by exchange controls

The Company may from time-to-time purchase investments that will subject the Company to exchange controls in various jurisdictions. In the event that exchange controls are imposed with respect to any of the Company's investments, the effect will generally be to reduce the income received by the Company on such investments.

Currency and foreign exchange risks

The Company's business will be carried out in the future in currencies other than just the US Dollar. To the extent that there are fluctuations in exchange rates, this may have an impact on the figures consolidated in the Company's accounts, which could have a material impact on the Company's financial position or result of operations, as shown in the Company's accounts going forward.

The Company does not currently undertake foreign currency hedging transactions to mitigate potential foreign currency exposure but may do so in future. The Board cannot predict the effect of exchange rate fluctuations upon future operating results and there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the business, operating results or financial condition of the Company.

Smaller capitalization companies

The Company may invest in smaller capitalization companies. As smaller companies do not have the financial strength, diversity and resources of larger companies, they may find it more difficult to operate in periods of economic slowdown or recession.

Below investment grade securities

The Company may invest in bonds or other fixed income securities, including high risk debt securities. These securities may be below investment grade and subject to uncertainties and exposure to adverse business, financial or market conditions which could lead to the issuer's inability to make timely interest and principal payments. The market values of these securities tend to be more sensitive to individual corporate developments and general economic conditions than do higher rated securities.

Unquoted securities

The Company may purchase unquoted securities. Such investments, by their nature, involve a higher degree of risk than quoted securities because unquoted securities may be more difficult to realize than quoted securities due to the potential greater difficulty in identifying willing purchasers of the unquoted securities.

Default and counterparty risk

A portion of the Company's assets may be invested in debt securities of private and governmental issuers, thus exposing the Company to the credit and political risk of the issuer. In addition, many of the markets in which the Company will affect its transactions are "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange based markets. This exposes the Company to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract or because of a credit or liquidity problem, thus causing the Company to suffer a loss.

Sanctions

The Company may not be able to achieve exposure in certain markets due to Office of Foreign Asset Control ("OFAC") and United Nations sanctions and other counterparty considerations. The Company may invest in countries that then later become subject to sanctions by the US and the Company cannot predict which countries those will be.

2.	Risks Relating to Investing in Emerging Markets

Acquisitions made in line with the Company's investing policy may include investments in companies or projects exposed to or operating in parts of the world where fair commercial law is less established and where markets can be volatile. The material risks, of which the Company is aware, include:

•	dependence on exports and the corresponding importance of international trade;

•	potentially higher rates of inflation (including hyperinflation);

•	a potential risk of substantial deflation;

•	difficulty in bringing legal proceedings to enforce contractual rights and the risk of the fraudulent appropriation of investments;

•	the possibility of the imposition of withholding or other taxes on dividends, interest, capital gains or other income, limitations on the removal of funds or other assets of the Company, political changes, government regulation, social instability or diplomatic developments (including war) which could adversely affect the economies of such countries or the value of the Company's investments in those countries.

Restrictions on foreign investment

Some countries prohibit or impose substantial restrictions on investments by foreign entities such as the Company. As illustrations, certain countries require governmental approval prior to investment by foreign persons, or limit the amount of investment by foreign persons in a particular company, or limit the investment by foreign persons in a company to only a specific class of securities which may have less advantageous terms than securities of the company available for purchase by nationals. Certain countries may restrict investment opportunities in issuers or industries deemed important to national interests. The manner in which foreign investors may invest in companies in certain countries, as well as limitations on such investments, may have an adverse impact on the operations of the Company. For example, the Company may be required in certain of such countries to invest initially through a local broker or other entity and then have the share purchases re-registered in the name of the Company. Re-registration may in some instances not be able to occur on a timely basis, resulting in a delay during which the Company may be denied certain of its rights as an investor, including rights as to dividends or to be made aware of certain corporate actions. There also may be instances where the Company places a purchase order but is subsequently informed, at the time of re-registration, that the permissible allocation to foreign investors has been filled, depriving the Company of the ability to make its desired investment at the time. Substantial limitations may exist in certain countries with respect to the Company's ability to repatriate investment income, capital or the proceeds of sales of securities by foreign investors. The Company could be adversely affected by delays in, or a refusal to grant any required governmental approval for repatriation of capital, as well as by the application to the Company of any restriction on investments.

Risks relating to the legal systems

The laws and regulations affecting the economies operating in the Middle East and in other emerging markets are less well established than those in the United States or Western Europe. The Company's potential future operations in those jurisdictions will be subject to the laws and regulations promulgated there. Laws and regulations may be supplemented or otherwise modified by undocumented practices, policies adopted and applied as law in a non-transparent way and the exercise of powers which have not been granted to the exerciser in accordance with the provisions of prevailing laws and regulations. Such practices, policies, and exercises of powers may not have been ruled upon by the courts or enacted by legislative bodies and they may be subject to change without notice. Accordingly the Company will adopt a Sanctions Compliance Policy (as amended from time to time) which will be implemented to assist the Company, its management, employees, service providers and investors to ensure strict compliance with the economic sanctions currently imposed on such sanctioned countries by the United States, United Nations (UN) and European Union (EU).

3.	Company Specific Risks

Short operating history

The Company has a limited operating history upon which prospective investors may base an evaluation of the likely performance of the Company.

Expansion risk

The Company intends to pursue an aggressive growth strategy, subject to the availability of funding. Such a strategy brings with it certain risks and will place additional demand on the Company's management, financial and operational resources. If the Company is unable to manage its growth effectively, its business, operations or financial condition may deteriorate.

Competition in the markets in which the Company intends to operate is expected to increase in the future

Existing and potential competitors may have significantly greater financial, research and development, sales and marketing, personnel and other resources than the Company.

The UK is seeking to withdraw from the European Union on 29 March 2019 and the Company may make acquisitions in the UK.

4.	Risk Factors Relating to Investments

Investments in private companies by the Company are subject to a number of risks

The Company may invest in or acquire privately held companies. These may (i) be highly leveraged and subject to significant debt service obligations, stringent operational and financial covenants and risks of default under financing and contractual arrangements, which may adversely affect their financial condition; (ii) have limited operating histories and smaller market shares than larger businesses making them more vulnerable to changes in market conditions or the activities of competitors; (iii) have limited financial resources; (iv) be more dependent on a limited number of management and operational personnel, increasing the impact of the loss of any one or more individuals; and (v) require additional capital. All or any of these factors may have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

Material facts or circumstances not revealed in the due diligence process

Prior to making or proposing any investment, the Company will undertake legal, financial and commercial due diligence on potential acquisitions or investments to a level considered reasonable and appropriate by the Company on a case by case basis. However, these efforts may not reveal all material facts or circumstances that would have a material adverse effect upon the value of the investment or acquisition. In undertaking due diligence, the Company will need to utilize its own resources and may be required to rely upon third parties to conduct certain aspects of the due diligence process. Further, the Company may not have the ability to review all documents relating to the investee company and assets. Any due diligence process involves subjective analysis and there can be no assurance that due diligence will reveal all material issues related to a potential investment. Any failure to reveal all material facts or circumstances relating to a potential investment may have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

Aborted investments

There can be no guarantee that the Company will successfully effect an acquisition or investment where there is an identified opportunity and, as a result, resources may be expended on investigative work and due diligence without the acquisition or investment being completed.

Difficulties integrating acquisitions

The success of an acquisition or investment will depend upon the ability of the Directors to integrate the investment in a timely and cost-effective manner. Any difficulties in the integration process may result in increased expense, loss of sales and a decline in profitability. The process of integration may require a disproportionate amount of time and attention of the Company's management, which may distract management's attention from its day-to-day responsibilities. In addition, any interruption or deterioration in service resulting from an investment may result in a customer's decision to stop dealing with the Company or a target. For these reasons the Company may not realize the anticipated benefits of an investment, either at all or in a timely manner. If that happens and the Company incurs significant costs, it could have a material adverse impact on the profits and the business of the Company. Similarly, getting added value for an investment may prove to be difficult and limit returns.

Joint ventures

The Company or a business it acquires or in which it invests may enter into joint ventures. There is a risk that a joint venture partner does not meet its obligations and the Company or a business in which it invests may therefore suffer additional costs or other losses. It is also possible that the interests of the Company or a business in which it invests and those of its joint venture partners are not aligned resulting in project delays or additional costs and losses. The Company may have minority interests in the companies, partnerships and ventures in which it invests and may be unable to exercise control over the operations of such companies.

5.	Risks Relating to the Common Stock

Investment in shares traded on the OTC Markets Pink Sheets is perceived to involve a higher degree of risk and be less liquid than investment in companies whose shares are listed on the NASDAQ or NYSE. An investment in Common Stock may be difficult to realize. Prospective investors should be aware that the value of the Common Stock may go down as well as up and that the market price of the Common Stock may not reflect the underlying value of the Company. Investors may therefore realize less than, or lose all of, their investment.

Suitability

An investment in the Common Stock may not be suitable for all investors. Investors are accordingly advised to consult a FINRA registered financial adviser to advise on investments before making their decision.

Risks Related to Our Inventions

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

Our patent applications and proprietary rights may not provide us with significant competitive advantage

Our success may depend heavily on our ability to obtain and retain patent protection for our product candidates, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We may file patent applications in the US and in other countries. Claims in the pending patent applications may not issue as patents, and issued patents may not provide us with meaningful competitive advantages. In addition, challenges may be instituted against the validity or enforceability of any patent owned or licensed by us. Furthermore, others may independently develop similar or superior technologies, duplicate our technologies or design around the patented aspects of our technologies. Our inability to obtain and retain patent protection and to otherwise protect our intellectual property would be materially adverse to our business.

Even if we obtain patent protection, our proposed products may infringe on third party patents

Conducting an infringement analysis to determine if our proposed products will infringe on third party intellectual property rights is expensive, and we have not had the funds to pursue such infringement analyses. As a result we do not know if any of our proposed products would infringe upon prior or future patents owned by others.  In the event that our products would infringe on third party intellectual property rights we may be forced to acquire licenses for technology potentially useful or necessary to our business. These licenses may not be available on terms acceptable to us, if at all. Moreover, patents issued to or licensed by us may be infringed by others. The cost of litigation involving patents, whether brought by or against us, can be substantial, and can result in adverse determinations to us, including declaration of our future patents as invalid.  In the event that we are unable to secure necessary licenses from third parties, or in the event that we are forced to engage in patent litigation, we may be forced to abandon our business plan and cease operations.

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

A large portion of common stock is controlled by a single shareholder.

As of the date of this report approximately 83.77% of our common stock is held by a single shareholder. As a result our majority shareholder is able to substantially influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations.

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

Stockholders of Our Common Shares

As of December 31, 2017, we had 43,611,250 shares of our common stock issued and outstanding.

Recent Sales or issuances of Unregistered Securities

none.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Flagship Global Corporation aims to become a substantial diversified holding company by looking for merger candidates and plans to provide financial backing to and make investments in the equity and debt securities of target companies through a variety of investment strategies including leveraged buyout, venture capital, and growth capital. Flagship will acquire a controlling or substantial minority position in a company and then look to maximize the value of that investment. Typically, Flagship will provide working capital to a target company to nurture expansion, product development, or restructuring of the Company’s operations, management or ownership. Flagship will consider making long term investments in target industry sectors and specific investment areas where we have or can supplement our expertise through our partner and advisory relationships. Flagship may occasionally take on operational roles in order to manage risks and achieve growth ambitions. See our Form 8-K filed with the SEC on July 12, 2017.

Our cash balance is $0 as of December 31, 2017 and we have generated no revenue to date. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. We have no plans for such funding.

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

Item 8. Financial Statements and Supplementary Data.

Flagship Global Corporation

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets as of December 31, 2017 and 2016	F3

Statements of Operations for the years ended December 31, 2017 and 2016	F4

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2017 and 2016	F5

Statements of Cash Flows for the years ended December 31, 2017 and 2016	F6

Notes to Financial Statements	F7-F9

 -F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Flagship Global Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flagship Global Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2014.

Houston, Texas

April 17, 2018

-F2-

Flagship Global Corporation
Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Total Assets	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$18,684	$18,684
Accrued Expenses	10,625	4,805
Due to Related Party	3,500	3,500
Short-term Borrowings	36,071	3,865
Total Liabilities	68,880	30,854

STOCKHOLDERS' DEFICIT:
Preferred Stock ( $.0001 par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and 2016)	-	-
Common Stock ($.0001 par value, 500,000,000 shares authorized, 43,611,250 shares issued and outstanding as of December 31, 2017 and 2016) (*)	4,361	4,361
Additional Paid in Capital (*)	63,371	63,371
Accumulated Deficit	(136,612)	(98,586)
Total Stockholders' Deficit	(68,880)	(30,854)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

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

-F3-

Flagship Global Corporation
Statements of Operations

	For the Year	For the Year
	Ended December 31, 2017	Ended December 31, 2016

Operating Expenses
General and Administrative Expenses	$38,026	$17,683
Total Operating Expenses	38,026	17,683

Net Loss	$(38,026)	$(17,683)
Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted (*)	43,611,250	43,611,250

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

-F4-

Flagship Global Corporation

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2017 and 2016

	Common Stock (*)	Par Value Common Stock (*)	Additional Paid-in Capital (*)	Accumulated Deficit	Total

Balances December 31, 2015	43,611,250	$4,361	$57,508	$(80,903)	$(19,034)

Shareholders contributions	-	-	5,863	-	5,863

Net loss	-	-	-	(17,683)	(17,683)

Balances, December 31, 2016	43,611,250	$4,361	$63,371	$(98,586)	$(30,854)

Net loss	-	-	-	(38,026)	(38,026)

Balances, December 31, 2017	43,611,250	$4,361	$63,371	$(136,612)	$(68,880)

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

-F5-

Flagship Global Corporation
Statements of Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,026)	$(17,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Capital contribution for expenses paid by former majority shareholder	-	5,863

Changes in current assets and liabilities:
Due to Related Party	-	3,500
Accrued Expenses	38,026	8,320
Net cash provided by (used in) operating activities	-	-

Net Change in Cash	-	-

Cash at beginning of year:	$-	$-
Cash at end of year:	$-	$-

NON -CASH TRANSACTIONS:
Operating expenses paid by others	$32,206	$3,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements.

-F6-

FLAGSHIP GLOBAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

USE OF ESTIMATES

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

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were neither commitments nor contingencies as of December 31, 2017 and December 31, 2016.

EARNINGS (LOSS) PER SHARE

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2017 and December 31, 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RECLASSIFICATIONS

Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. This reclassification has resulted in no changes to the Company’s financial position or results of operations presented.

-F7-

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2017 and 2016.

RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

SHARE-BASED EXPENSE

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

RECENTLY ISSUED ACCOUNTING- PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

-F8-

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs, has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - INCOME TAXES

The Company is a Nevada corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 34%. No provision for income taxes in the U.S. has been made as Flagship had no taxable income for the years ended December 31, 2017 or 2016.

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

As of December 31, 2017, the Company has incurred net carryforward losses of $(105,212) resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2027. The deferred tax asset has been off-set by an equal valuation allowance.

	Year Ended December 31,
	2017	2016
Deferred tax asset, generated from net operating loss at statutory rates	$22,094	$22,843
Valuation allowance	(22,094)	(22,843)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34%	34.0%
Increase in valuation allowance	(34)%	(34.0%)
Effective income tax rate	0.0%	0.0%

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law. The TCJA made substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings through a transition tax and significant changes to the taxation of foreign earnings going forward. These provisions are not effective until January 1, 2018. The carrying value of the Company’s deferred tax assets and valuation allowance are also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will cause an impact the carrying value of the entity’s deferred tax assets and valuation allowance. Under new corporate income tax rate 21%, deferred income tax assets will decrease by $13,678 and valuation allowance will decrease by $13,678. As a result, the net effect of the tax reform enactment on financial statements will be $0.

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

Contributed Capital

For the year ended December 31, 2016, there were capital contributions of $5,863 from Frontier Limited, LLC, a Company owned by our former majority shareholder, Thomas DeNunzio. These contributions were for accrued expenses previously incurred. These amounts had been recorded under additional paid-in capital as Frontier Limited LLC would not reclaim any repayment.

NOTE 6 - SHORT TERM BORROWINGS

For the year ended December 31, 2017, operating expenses in the amount of $32,206 were paid on behalf of the Company by four individuals. For the year ended December 31, 2016, operating expenses in the amount of $3,865 were paid on behalf of the Company by an individual. The total amount due to these individuals was $36,071 and $3,865 as of December 31, 2017 and 2016, respectively. These loans are noninterest bearing, unsecured, and due on demand.

 NOTE 7 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2017 and 2016, Frontier Limited, LLC, a company owned by our former shareholder, Thomas DeNunzio, provided consulting services in the amount of $14,048 and $7,000, respectively. As of December 31, 2017 and 2016, the total amount due to Frontier Limited, LLC was $3,500 and $3,500, respectively.

For the year ended December 31, 2017, the Company utilized the home office space of the sole officer and director Gary Richard Brown at no charge.

Also see contributed capital in Note 5.

NOTE 8 - SUBSEQUENT EVENTS

On March 15, 2018, the Company signed an agreement regarding shares purchase of GEM Holdings Limited with Stephen Moscicki ("SM") and David Winduss ("DW"). The Company planned to issue 101,759,583 shares of common stock of Flagship to SM and DW to acquire an initial 57.5% majority interest of GEM Holdings Ltd. ("GEM"), a business currently mining high grade metallurgical coal in Virginia, USA. As of the filing date, the transaction has not been completed.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: management is dominated by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of an audit committee, and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the quarter ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

Name	Age	Position
Gary Richard Brown	46	Chief Executive Officer, Chief Financial Officer, President, and Director

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

Summary Compensation Table

Name & Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (shares)	Restricted Stock Awards ($Value)	Securities Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)	Total Compensation ($)

Gary Richard Brown, Chief Executive Officer, Chief Financial Officer, President, and Director	2017	0	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0	0

Jeffrey DeNunzio Former Chief Executive Officer, Chief Financial Officer, President, and Director	2017	0	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0	0

Paul Moody, Former Secretary	2017	0	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2017 the Company has 43,611,250 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Gary Richard Brown; 50 Hill Crescent Worchester Park Surrey, England, UK	0	0%	n/a	n/a	0%
5% Shareholders
Stansbridge Limited; Hill Crescent Worchester Park Surrey, England, UK	36,534,738	83.77%	n/a	n/a	83.77%

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

		2017	2016
Audit fees	MaloneBailey, LLP	$11,000	$8,500
All other fees		-	-
Total		$11,000	$8,500

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2017 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.3	Non Invasive Glucose Tester (1)

99.4	Thermal Detection of Intravenous Infiltration (1)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on April 29, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flagship Global Corporation

(Registrant)

By: /s/ Gary Richard Brown

Gary Richard Brown,

Chief Executive Officer, Chief Financial Officer, President, and Director

Dated: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Flagship Global Corp in the capacities and on the dates indicated.

By: /s/ Gary Richard Brown

Gary Richard Brown,

Chief Executive Officer, Chief Financial Officer, President, and Director

Dated: April 17, 2018